Form 10KSB
period 2007-06-30
Placer Del Mar, Ltd.
filed 2007-10-03
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                              PLACER DEL MAR, LTD.
              (Exact name of small business issuer in its charter)

           Nevada                       333-127736               72-1600437
(State or other jurisdiction of        (Commission              (IRS Employer
 incorporation or organization)        File Number)          Identification No.)

                           302 Washington Street #351
                            San Diego, CA 92103-4221
                    (Address of principal executive offices)

                    Issuer's telephone number: (775) 352-3839

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $0.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $24,200 (620,000 common shares - 420,000 @ $0.01 per share and 200,000
@ $0.10)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2007, the issuer had 1,720,000 shares of common stock issued and outstanding.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

We are an exploration stage company with no revenues. There is no assurance that a commercially viable mineral deposit exists on our property and further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Placer Del Mar, Ltd. was incorporated in Nevada on May 13, 2005 for the purpose of mining and mineral exploration. Placer Del Mar, Ltd. has a mineral rights revenue sharing agreement with Jorge Alberto Almarez of 157 Calle Federico, Rosarito B.C. Mexico. Our revenue sharing agreement grants us the right to free access and exploration of the property together with the right to file a mining claim on the property located 15 miles southeast of Playas del Rosarito, Baja California, Mexico. The Placer Del Mar mining claim was filed on April 24, 2006 with the Mexican government. From the dates of June, 6th 2005 through April, 24th 2006, Placer Del Mar owned an option which granted Placer the right to exercise a mining claim on the Almarez property. On April 24th 2006 Placer Del Mar exercised its option according to the terms of the option agreement. The terms of the option agreement were: $2000 was paid to Mr. Almarez for the option, and Placer was to pay Almarez 10% net smelter returns royalty for any mineralization found on the property. On April 24th, 2006 Placer Del Mar entered into a new agreement with Almarez, which granted full ownership of the mineral rights located on the Almarez property to Placer Del Mar subject to a 1 % net smelter returns royalty reserved in favor of Mr. Almarez for any and all minerals extracted by Placer from the property. Almarez continues to own the land. Placer Del Mar owns any possible mineralization on the land or beneath the surface subject to the royalty for Almarez.

MINING TERMS UTILIZED IN THIS REPORT:

"Andesite"        Volcanic rock characteristically medium dark in color and
                  containing 54 to 62% silica.
"Basalt"          An extrusive volcanic rock.
"Cenozoic"        The geologic era beginning about 65 million years ago
                  following the Mesozoic era and including the present.
"Diorite"         A medium to dark grey, medium to coarse-grained intrusive
                  rock. It consists mainly of plagioclase feldspar, some quartz, and abundant dark minerals (roughly a third).
"Fault"           A fracture dividing a rock into two sections that have visibly moved relative to each other "Fluvial" Found in or produced by a river.
"Galena"          A lead sulphide - the most common ore mineral of lead.
"Granite"         A coarse-grained intrusive igneous rock consisting of quartz, feldspar and mica.
"Grano"           A combining form meaning of or like granite.
"Igneous"         Rocks that crystalize from magma.
"Metamorphic"     A rock that has undergone chemical or structural changes
                  (heat, pressure, or a chemical reaction) that causes changes to its original state - High-grade metamorphic is a large
                  amount of change.
"Perlite"         A glassy volcanic rock, similar to obsidian.
"Plutonic"        Formed far below the surface of the earth by intense heat, great pressure and slow cooling. Plutonic rocks are typically crystalline with a granite-like texture.
"Quartz"          Common rock forming mineral consisting of silicon and oxygen.
"Rhyolite"        A kind of volcanic rock commonly occurring as a lava flow
                  containing high volumes of silica, granite-like in composition but with a fine-grained texture.
"Scarp"           A steep slope or cliff extending along the edge of a plateau or mesa.
"Sedimentary"     Having the nature of or containing sediment. Formed by the deposit of sediment in certain rocks.
"Synclinal"       Sloping downward in opposite directions so as to meet.
"Tuff"            Rock composed of fine volcanic ash.

GENERAL INFORMATION

LOCATION AND ACCESS

Our mineral claim to which we have the right of free access and exploration, as well as the sole and exclusive right to establish mineral claims upon, subject to a Net Smelter Royalty Return of 1% in favor of Mr. Almarez, payable annually, is the mineral claim known as the Placer Del Mar Claim. The Placer Del Mar claim, consisting of a total surface area of approximately 46.2 acres, is located 15 miles southeast of Playas del Rosarito, Baja California, Mexico. The claim is located 1.5 miles east of Highway 1 on a paved road accessible by regular vehicle.

REQUIREMENTS OR CONDITION FOR RETENTION OF TITLE

Mining regulations in Mexico consist of the following items; registration with General Director of Mines and the Tax Administration Service (SHCP), initiate a geological mining investigation to determine the potential resource within the prospective land, define the surface area of the of the mining request, pay the mining tariff which is determined by the size of the claim, and receive the permit for the Mining Concession issued by the General Director of mines. The mining tariff to maintain our claim is $200 (U.S.) per year. The tariff is paid to the Mexican federal government. We anticipate the total cost of permits to be approximately $25,000. Mining permits last for a period of six years.

PRESENT CONDITION OF THE PROPERTY

There has been no previous work on the property. There is not a plant or any equipment currently located on the property. Electric power and water are available on the property.

CURRENT STATE OF EXPLORATION ON THE PROPERTY

At the current time the property is without know reserves and the proposed program is exploratory in nature. We are continuing our first phase, Phase One of our exploration program which consists of geologic surveying, mapping and analytical assays. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this prospectus.

TOTAL COST OF OUR PROPERTY TO DATE AND PLANNED FUTURE COSTS

On June 6th, 2005 we entered into a Mineral Property Agreement (the "Agreement") with Jorge Alberto Almarez of 157 Calle Federico, Rosarito B.C. Mexico. On April 24, 2006 that agreement was superseded by a new agreement titled Mineral Rights Revenue Sharing Agreement. The new agreement grants us the right to free access and exploration of the property together with the sole and exclusive right to establish mineral claims on the property, subject to a 1% net smelter returns royalty reserved in favor Mr. Almarez. In order to keep the rights granted in good standing we paid Mr. Almarez $2,000. In addition we will pay Mr. Almarez the net smelter returns royalty annually during the term of the agreement. The term of the agreement shall be for a period of 30 years from the signing date of the agreement, renewable upon the anniversary date of the agreement for an additional 30 year period at the sole discretion of Placer for a one-time payment of $100,000. Owning the claim only provides us with the right to explore for and extract minerals. A net smelter returns royalty is the percentage of money that the royalty holder would receive from the sale of minerals from the claim to a smelter, less refining charges, ore treatment charges, penalties and transportation costs. The Agreement also provides that if we are in default of the payments noted above, Mr. Almarez can terminate the Agreement after providing 30 days written notice of the default. Mr. Almarez has no relationship or affiliation with the company or its management. Mr. Almarez has not granted his interests in mining claims to other companies.

We are currently working in Phase One of our exploration program on the Placer Del Mar claim, which consists of geologic surveying, mapping, trenching and analytical assays and is estimated to take one to two years to complete. We anticipate that the Phase One program will cost approximately $27,000, which will be paid from cash on hand and loans from our director. We believe our current cash balance of $5,710 plus loans from our director will provide sufficient funding for completion of Phase One. In addition to our existing cash, our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in the estimated amount of $3,000 to $6,000 per month. In the event our director does not provide such funding business will likely fail, cease operations, and investors will likely lose their money. Phase Two of our exploration is contingent upon the discovery of sufficient mineralization to continue. If we are not successful in the discovery of minerals our operations will cease and investors will likely lose their money.

The above program cost estimates were provided to us by 3 GEO Geological Services who prepared the preliminary geology report respecting the Placer Del Mar claim. Results gained from the program will lead to a better understanding of the location of, and controls of, any mineralization. As of the date of this filing, we have begun Phase One of our business plan exploration program on the Placer Del Mar claim.

The Phase Two exploration program is contingent upon the discovery of economically viable minerals during the Phase One program, and our ability to raise additional funds to cover the costs. As of this date we have not identified a source for this additional funding. If economically viable mineralization is found in Phase One of our program, then we will proceed to Phase Two of our plan. The director of the company, Humberto Bravo, will decide if the company should proceed to Phase Two of our program. Management has no technical expertise in mining to make this determination and will rely upon results from geological studies to make his decision. In Phase Two we intend to do an initial examination of the underground characteristics of any potential vein structure or mineral deposit that was identified in Phase One. Phase Two is aimed at identifying any mineral deposits of potential economic importance. The Methods used in Phase Two are: more extensive trenching, more advanced geophysical study of the claim, and possible diamond drilling of sample holes in the land at our claim.

Trenching identifies the continuity and extent of the mineralization, if any, below the surface. Trenching involves the utilization of a variety of digging methods, from using a simple pick and shovel to use of a backhoe service or a bulldozer to dig in areas our geologist recommends on our claim. Trenches can be any length the geologist recommends, with estimated backhoe trenches on our claim to be approximately two feet wide by up to a maximum of ten feet deep in grids from twenty feet to fifty feet long. Surface assays from trenching will be used by our geologist to locate areas on our claim that may be suitable for more extensive exploration, including drilling. Ore veins may run along or near the surface of our claim, and trenching is used to discover those veins. Our geologist will assay the trenches, study any geological formations and develop a more detailed exploration plan from the information obtained from the trenches.

Diamond drilling involves utilization of a drilling operator to drill vertical shafts into the ground of various depths and widths for the purpose of extracting core mineral samples. Our geologist may recommend drilling if trenching indicates sufficient mineral content. Drilling procedures vary by each claim and is only warranted when the geologist recommends it due to its higher cost above trenching. The drilling process involves drilling numerous sample holes of depths that are determined by a geologist. Drilling is used to define and locating deeper mineral deposits. Holes are analyzed for mineral content at all levels of each sample hole. It requires vertical drilling equipment to drill to various depths to extract core mineral samples. Diamond drilling and further geophysical work will give the company a greater understanding of the location and extent, if any, of mineralization at depths that are unreachable by surface observations, excavations, and provides a target for more extensive trenching and core drilling. At this time, we cannot speculate or estimate whether we will find sufficient mineralization that justifies drilling costs, and we cannot estimate the costs of such drilling. Only after a thorough analysis of the data collected in Phase Two, we will decide if the claim warrants continued exploration.

The geological setting of the northern Baja California state are prospective for economically important mineral deposits, mainly gold, tungsten, perlite, sulfides, titanium, and silver. The discussion contained herein describes only the available data, and further research is needed to examine specific sites with the highest potential.

COMPETITION AND COMPETITIVE POSITION

The metals mining industry is highly fragmented. We will be competing with many other exploration companies looking for titanium, gold, copper, nickel and platinum-group metals and other minerals. We are among the smallest exploration companies in existence and are an infinitely small participant in the exploration business which is the foundation of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claim. Readily available commodities markets exist in Mexico and around the world for the sale of ores and other minerals. Therefore, we will likely be able to sell any ores or other minerals that we are able to recover.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceedings.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Mexico generally, and in Baja California specifically. We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. As part of the permit application process needed to begin mining and mineral extraction, we will be required to follow the national environmental laws of the National Institute of Ecology, a Federal government agency. An environmental application will need to be filed with the Ministry of Public Mining Registry in Mexico City, which enforces Federal environmental laws for the mining industry. We will petition the Ministry for an environmental operating license by describing our mining facility and its potential impact on the environment. We will be required to file environmental reports every two years, with estimated costs of $5,000 for each two year period, with the Ministry of Public Mining Registry in Mexico City. Other than the environmental report costs, the total costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered. If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include: - Water discharge will have to meet water standards; - Dust generation will have to be minimal or otherwise re-mediated; - Dumping of material on the surface will have to be re-contoured and re-vegetated; - An assessment of all material to be left on the surface will need to be environmentally benign; - Ground water will have to be monitored for any potential contaminants; - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and - There will have to be an impact report of the work on the local fauna and flora. Because there will not be any significant physical disturbance to the Placer Del Mar claim, we will only incur costs in complying with environmental laws after the first two phases of exploration on the claim, when actual mining would begin.

Mining regulations in Mexico consist of the following items; registration with General Director of Mines and the Tax Administration Service (SHCP), initiate a geological mining investigation to determine the potential resource within the prospective land, define the surface area of the of the mining request, pay the mining tariff which is determined by the size of the claim, and receive the permit for the Mining Concession issued by the General Director of mines. The mining tariff to maintain our claim is $200 (U.S.) per year paid in four quarterly payments of $50 (U.S.). The tariff is paid to the Mexican federal government. We paid our first payment in December of 2006. Mining permits require approximately 60 days to be obtained after filing with the Mexican Government. We anticipate the cost of all mining and environmental permits to be approximately $25,000. Mining permits last for a period of six years.

STATUS OF ANY PUBLICLY ANNOUNCED  NEW PRODUCTS OR SERVICES

Placer Del Mar has no new product or service planned or announced to the public.

SUPPLIERS AND SOURCES OF RAW MATERIALS

We have no principal suppliers or sources for raw materials.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Placer Del Mar will not depend on any one or a few major customers.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will continue to assess the need for any on an ongoing basis.

On June 6th, 2005 we entered into a Mineral Property Agreement (the "Agreement") with Jorge Alberto Almarez of 157 Calle Federico, Rosarito B.C. Mexico. On April 24, 2006 that agreement was superseded by a new agreement titled Mineral Rights Revenue Sharing Agreement. The new agreement grants us the right to free access and exploration of the property together with the sole and exclusive right to establish mineral claims on the property, subject to a 1% net smelter returns royalty reserved in favor Mr. Almarez. In order to keep the rights granted in good standing we paid Mr. Almarez $2,000. In addition we will pay Mr. Almarez the net smelter returns royalty annually during the term of the agreement. The term of the agreement shall be for a period of 30 years from the signing date of the agreement, renewable upon the anniversary date of the agreement for an additional 30 year period at the sole discretion of [Placer] for a one-time payment of $100,000. Owning the claim only provides us with the right to explore for and extract minerals. A net smelter returns royalty is the percentage of money that the royalty holder would receive from the sale of minerals from the claim to a smelter, less refining charges, ore treatment charges, penalties and transportation costs. The Agreement also provides that if we are in default of the payments noted above, Mr. Almarez can terminate the Agreement after providing 30 days written notice of the default.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

Placer Del Mar is not required to apply for or have any government approval for its products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

Placer Del Mar has not expended funds for research and development costs since inception.

NUMBER OF EMPLOYEES

Placer Del Mar's only current employee is its officer who will devote as much time as the board of directors determines is necessary to manage the affairs of the company.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We also make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934, including filing Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY IN OUR FIRST PHASE OF OUR EXPLORATION ACTIVITIES ON OUR CLAIM, WHICH WE ESTIMATE MAY TAKE ONE TO TWO YEARS TO COMPLETE. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We were incorporated on May 13, 2005. We have only a limited operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the competitive mining industry. The mining business is, by nature, extremely speculative. Our ability to achieve and maintain profitability and generate a positive cash flow is highly dependent upon a number of factors, including our ability to locate profitable minerals on our property, successfully extract them and generate revenues, while reducing exploration costs. We expect to incur significant operating losses in future periods as we incur significant expenses associated with research, assessment and exploration of our mineral property. We cannot guarantee that we will be successful in realizing revenues or achieving or sustaining positive cash flow and if we are unsuccessful in addressing these risks, our business will most likely fail.

WE ARE INVOLVED IN THE FIRST PHASE OF OUR EXPLORATION ACTIVITIES BY HAVING OUR PROPERTY EXAMINED IN THE FIELD BY A PROFESSIONAL GEOLOGIST OR MINING ENGINEER, THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY ORE RESERVES, WHICH COULD LEAD TO A TOTAL LOSS OF ANY INVESTMENT IN OUR SECURITIES.

     We do not claim any known ore reserves on our properties. We are speculating that minerals may be found on our property, but their can be no guarantee they will be found or that if found, we can successfully extract or market the minerals. If the Placer Del Mar claim does not contain any reserves, the funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and our stockholders could lose any investment they make in our company's securities.

BECAUSE WE ARE INVOLVED IN THE FIRST PHASE OF OUR EXPLORATION ACTIVITIES WITH THE SURVEY OF THE PLACER DEL MAR CLAIM, WE MAY DISCOVER MINERALIZATION ON THE CLAIM THAT IS NOT WITHIN OUR CLAIM BOUNDARIES AND THEREFORE, CANNOT BE EXTRACTED.

     While we have conducted a title search to confirm that Mr. Jorge Alberto Almarez is the registered owner of the property and that there are no competing claims on the property, this should not be construed as a guarantee of claim boundaries. Until the claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the estimated claim boundaries, it is possible that some or all of this mineralization may occur outside surveyed boundaries. In such a case, we would not have the right to extract these minerals.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

     The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities would have a material adverse effect on our financial position, possibly causing the business to fail.

MR. BRAVO, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 20 - 25 HOURS PER WEEK TO COMPANY MATTERS. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE HE MAY HAVE. THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

     Our business plan does not provide for the hiring of any additional employees until revenues will support the expense. Until that time the responsibility of developing the company's business, initiating the exploration program and fulfilling the reporting requirements of a public company all fall upon Mr. Bravo. While he has business experience including management and accounting, he has had no experience serving in a public company setting, including serving as a principal accounting officer or principal financial officer. Our president, Mr. Humberto Bravo, is currently retired, but has agreed to devote full time services to Placer Del Mar after we attain a sufficient level of revenue and are able to provide officers' salaries. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of revenues, possibly resulting in our shareholders losing all of their investment funds.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our director has no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. His decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

OUR CONTINUED EXISTENCE AND FUTURE PROFITABILITY IS HIGHLY DEPENDENT UPON THE PRICE OF PRECIOUS METALS AND ORES. ANY SUBSTANTIAL DROP IN THESE MARKET PRICES COULD RESULT IN A LOSS OF REVENUES TO US, THEREBY REDUCING THE VALUE OF ANY SECURITIES HELD BY OUR STOCKHOLDERS.

     The economic viability of our minerals exploration program will be highly dependent on, among many other factors, political issues and general economic conditions. During periods of economic downturn or slow economic growth, coupled with eroding consumer confidence or rising inflation, the price and/or sale of precious metals could be severely impacted. Such factors would likely have an immediate effect on our business operations and/or profitability. Currently, mineral values have been rising over the last few years, however, there is no guarantee this trend will continue. It may be difficult to conduct operations profitably in the mining industry in the future if mineral prices drop substantially.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, IT COULD INCREASE OUR COSTS OF DOING BUSINESS AND PREVENT US FROM EXPLORING FOR ORE DEPOSITS.

     There are several governmental regulations that materially restrict mineral claims exploration and development. Under Mexican mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our current exploration plans, if we proceed to commence drilling operations on the Placer Del Mar claim, we will incur modest regulatory compliance costs. In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

SUPPLIES AND EQUIPMENT WE WILL NEED FOR CONTINUED EXPLORATION MAY NOT ALWAYS BE AVAILABLE, WHICH COULD DELAY OUR PLANS AND POSSIBLE REVENUES.

     Competition and unforeseen limited sources of supplies we may need for our exploration programs could result in occasional spot shortages of supplies of certain products, equipment or materials. We cannot guarantee we will be able to obtain certain products, equipment and/or materials which we require, without interruption, as and when needed, or on terms favorable to us. Any such unavailability could result in the delay of our exploration programs and any possible resulting revenues.

WE ARE DEPENDENT ON ADDITIONAL FINANCING, WHICH MAY BE UNAVAILABLE TO US OR, IF AVAILABLE, MAY CAUSE DILUTION TO THE SHAREHOLDERS.

     While we have sufficient funds to conduct initial exploration on the claim, we will require additional financing in order to determine whether the claim contains sufficient economic mineralization and to cover our anticipated administrative costs. We will also require additional financing if the costs of the exploration of the Placer Del Mar claim are greater than anticipated. Even after completing all proposed exploration, we will not know if we have a commercially viable mineral deposit. We will require additional financing to sustain our business if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claim and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be advances from related parties and joint venture or sale of a partial interest in the Placer Del Mar claim to a third party in exchange for cash or exploration expenditures, which is not presently contemplated. Without funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR PLACER DEL MAR WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

     As described in Note 4 of our accompanying financial statements, our losses to date and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no revenues, or profits.

THERE IS NO CURRENT PUBLIC MARKET FOR OUR SECURITIES. WE HAVE NO CURRENT PUBLIC OFFERING AND NO PROPOSED PUBLIC OFFERING OF OUR EQUITY. AS OUR STOCK IS NOT PUBLICLY TRADED, INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

     There is presently no demand for our common stock and no public market exists for our shares. We plan to contact a market maker and apply to have the shares quoted on the OTC Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Placer Del Mar or anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for the shareholders to sell any of their shares.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES, IF AT ALL.

     We plan to contact a market maker and apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to quote a security whose issuer does not meet this filing requirement. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for our shareholder to sell their shares.

OUR SOLE DIRECTOR/OFFICER BENEFICIALLY OWNS 64% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

     Due to the controlling amount of his share ownership in our company, if our sole director/officer decides to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If our director/officer decides to sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act. Rule 144 restricts the ability of our director or officer (affiliate) to sell shares by limiting the sales of securities made under Rule 144 during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

DUE TO OUR DIRECTOR/OFFICER'S BENEFICIAL SHARE OWNERSHIP HE WILL CONTROL AND MAKE CORPORATE DECISIONS THAT MAY DIFFER FROM THOSE THAT MIGHT BE MADE BY THE OTHER SHAREHOLDERS.

     Due to the controlling amount of his share ownership in our company, our sole director/officer will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

Placer Del Mar's principal executive office address is 302 Washington Street #351, San Diego, CA 92103. The principal executive office and facilities are provided by the officer & director of the corporation. The office is used by him for other business interests and is estimated to be sufficient for our business needs for the foreseeable future. The company paid Mr. Bravo $500 per month for management fees and the use of his office facilities through December 2006.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Placer Del Mar plans to contact a market maker to obtain a listing for trading on the OTC Electronic Bulletin Board. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information. As of the date of this filing, there have been no discussions or understandings between Placer Del Mar or anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.

As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of the date of this prospectus, Placer Del Mar had 47 shareholders of record. We have paid no cash dividends and have no outstanding options. There are no outstanding options or warrants.

Pursuant to this registration statement the company is seeking to register 620,000 shares held by 46 non-affiliated shareholders. Our officer and director holds a total of 1,100,000 shares which are not being registered pursuant to this filing. There are currently 1,720,000 shares that could be sold pursuant to Rule 144 under the Securities Act.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of the business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended June 30, 2007.

ITEM 6.  PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $58,490 in expenses through June 30, 2007.

The following table provides selected financial data about our company for the years ended June 30, 2007 and 2006.

           Balance Sheet Data:            6/30/07            6/30/06
           -------------------            -------            -------

           Cash                          $  5,710           $ 15,815
           Total assets                  $  5,710           $ 15,815
           Total liabilities             $ 20,000           $  1,000
           Shareholders' equity          $(14,290)          $ 14,815

There was no cash provided by financing activities for the year ended June 30, 2007. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and director and the $24,200 resulting from the sale of our common stock to 46 independent investors

PLAN OF OPERATION

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Placer Del Mar's current cash balance is $5,710. We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our exploration stage. In addition to our existing cash, our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twelve months. Our director loaned the company a total of $19,000 for the year ended June 30, 2007 and will continue to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding business will likely fail, cease operations, and investors will likely lose their money. We are an exploration stage company and have generated no revenue to date. We have sold $34,200 in equity securities to pay for our operations.

On June 6th, 2005 we entered into a Mineral Property Agreement (the "Agreement") with Jorge Alberto Almarez of 157 Calle Federico, Rosarito B.C. Mexico. On April 24, 2006 that agreement was superseded by a new agreement titled Mineral Rights Revenue Sharing Agreement. The new agreement grants us the right to free access and exploration of the property together with the sole and exclusive right to establish mineral claims on the property, subject to a 1% net smelter returns royalty reserved in favor Mr. Almarez. In order to keep the rights granted in good standing we paid Mr. Almarez $2,000. In addition we will pay Mr. Almarez the 1% net smelter returns royalty annually during the term of the agreement. The term of the agreement shall be for a period of 30 years from the signing date of the agreement, renewable upon the anniversary date of the agreement for an additional 30 year period at the sole discretion of [Placer] for a one-time payment of $100,000. Owning the claim only provides us with the right to explore for and extract minerals. A net smelter returns royalty is the percentage of money that the royalty holder would receive from the sale of minerals from the claim to a smelter, less refining charges, ore treatment charges, penalties and transportation costs. The Agreement also provides that if we are in default of the payments noted above, Mr. Almarez can terminate the Agreement after providing 30 days written notice of the default.

To date we have hired a third party geologist (3 GEO Geological Services) to prepare a preliminary geology report on the area in which the claim is located and our president filed a mineral claim with the Mexican government on April 24, 2006 on behalf of the company, and continue Phase One of our exploration program we started on September 27, 2006.

Further exploration is required to determine the economic and legal feasibility of the Placer Del Mar claim. Our exploration goal is to find exploitable minerals on our claim. Our success depends on achieving that goal. There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of titanium and other minerals. There is the possibility that the Placer Del Mar claim does not contain any reserves and the funds spent on exploration will be lost. We must complete a survey of the mineral claim in order to ensure that any potential mineralization is within the claim boundaries. There can be no assurance that any mineral deposits or reserves, exist on the Placer Del Mar claim. If we complete both phases of our mineral exploration plan, and we successfully identify a mineral deposit, we will still need to spend substantial funds on drilling and engineering studies prior to knowing if our claim is commercially viable. If the company is unable to fund its activities identified in the Phase One then its operations will cease, the business will fail, and investors will likely lose their money. In the event the company fails to identify economically viable minerals or raise the necessary funding to continue its operations then it intends to cease its business activities. If the company's registration statement is declared effective and it is unable to continue its operations due a lack of viable minerals or a lack of funding then it would be forced to dissolve and suspend its reporting obligations.

We currently are in the first phase of our plan of operation. We believe we will be able to complete Phase One of the exploration on the Placer Del Mar claim within the next twelve to twenty four months. Phase One will consist of geologic surveying, mapping and analytical assays. We anticipate that Phase One will cost approximately $27,000. Phase One cost estimates were provided to us by 3 GEO Geological Services who prepared the preliminary geological report respecting the Placer Del Mar claim.

On September 27, 2006 we began Phase One of our exploration program of the Placer Del Mar claim. Prior to beginning Phase One of our exploration program, we retained 3 GEO Geological Services, a professional geological firm, to complete an initial review of the claim and to provide us with a geological report respecting the claim that included exploration recommendations. For these services, we paid 3 GEO Geological Services $2,000. Our president filed a mineral claim with the Mexican government on April 24, 2006 on behalf of the company.

PHASE ONE

We are continuing Phase One of our exploration program we began on September 27, 2006 on the Placer Del Mar mineral claim. Phase One will require approximately twelve to twenty four months to complete. Once Phase One is completed, the company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. Total cost for Phase One including the $2,000 spent for our current geological study is $27,000. We believe our current cash balance of $10,244, plus loans from our director will be sufficient to fund completion of Phase One. Our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twelve months.

PHASE TWO

If economically viable minerals are discovered in Phase One, we intend to initiate Phase Two of our plan during the third quarter of 2007. Initial costs for our Phase Two plan are as follows; mechanical trenching $12,500 per month for four months for a total cost of $50,000, drilling costs of $12,500 per month for a total cost of $50,000, fuel costs of $2,500 totaling $10,000, waste removal costs of $1,000 per month totaling $4,000, labor costs of $5,000 per month for four months totaling $20,000, and a one time cost of $25,000 for mining permits. We have not yet applied for mining permits. We intend to apply for mining permits upon discovery of economically viable minerals. The estimated time to complete the application process and obtain permits for mining is thirty days. Total cost for Phase Two of our program is $159,000. We will require additional funding in order to proceed with the excavation of any minerals and any subsequent recommended work on the claim. As of this date we have not identified a source for this additional funding. We do not expect weather conditions to substantially impact our plan of operation due to the moderate climate and favorable weather conditions of Baja California, Mexico. Phase Two of our exploration is contingent upon the discovery of sufficient mineralization to continue. If we are not successful in the discovery of minerals our operations will cease and investors will likely lose their money. The company does not intend to seek potential acquisition candidates.

We have received a going concern opinion on our financial statements that raises substantial doubt as to our ability to continue as a going concern. As described in Note 4 of our accompanying financial statements, our losses to date and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited material operations, revenues, or profits. Although management has believes their plan for Placer Del Mar will generate revenue and profit, there is no guarantee their past experiences will provide Placer Del Mar with similar future successes.

CRITICAL ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting.

B. BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 13, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. MINERAL PROPERTY COSTS

The Company has been in the exploration stage since its formation on May 13, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

E. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

F. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

G. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

                           Chang G. Park, CPA, Ph. D.
              * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
                 * TELEPHONE (858)722-5953 * FAX (858) 408-2695
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Placer Del Mar, Ltd.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Placer Del Mar, Ltd. (An Exploration Stage "Company") as of June 30, 2007 and 2006 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended, and for the period of May 13, 2005 (inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Placer Del Mar, Ltd. as of June 30, 2007 and 2006, and the result of its operations and its cash flows for the years then ended and for the period May 13, 2005 (inception) to June 30, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
----------------------------
CHANG G. PARK, CPA

September 05, 2007
San Diego, CA. 91910


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,           June 30,
                                                                     2007               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  5,710           $ 15,815
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  5,710             15,815
                                                                   --------           --------
      TOTAL ASSETS                                                 $  5,710           $ 15,815
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $  1,000           $  1,000
  Loan from shareholder                                              19,000                 --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            20,000              1,000

      TOTAL LIABILITIES                                              20,000              1,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of June 30, 2007 and 2006)                                      1,720              1,720
  Additional paid-in capital                                         42,480             42,480
  Deficit accumulated during exploration stage                      (58,490)           (29,385)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (14,290)            14,815
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  5,710           $ 15,815
                                                                   ========           ========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                             Statement of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------


                                                                   May 13, 2005
                                                                   (inception)
                                 Year Ended        Year Ended        through
                                  June 30,          June 30,         June 30,
                                    2007              2006             2007
                                 ----------        ----------       ----------
REVENUES
  Revenues                       $       --        $       --       $       --
                                 ----------        ----------       ----------
TOTAL REVENUES                           --                --               --

OPERATING COSTS
  Administrative expenses            29,105            25,885           58,490
                                 ----------        ----------       ----------
TOTAL OPERATING COSTS               (29,105)          (25,885)         (58,490)
                                 ----------        ----------       ----------

NET INCOME (LOSS)                $  (29,105)       $  (25,885)      $  (58,490)
                                 ==========        ==========       ==========

BASIC EARNINGS PER SHARE         $    (0.02)       $    (0.02)
                                 ==========        ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        1,720,000         1,630,959
                                 ==========        ==========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 13, 2005 (Inception) through June 30, 2006
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                              Common      Additional      During
                                               Common         Stock        Paid-in      Exploration
                                                Stock         Amount       Capital         Stage         Total
                                                -----         ------       -------         -----         -----
BALANCE, MAY 13, 2005                                --      $    --       $    --       $     --      $     --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                            1,000,000        1,000         9,000                       10,000

Stock issued for cash on June 14, 2005
 @ $0.01 per share                              420,000          420         3,780                        4,200

Stock issued for cash on June 30, 2005
 @ $0.10 per share                              200,000          200        19,800                       20,000
                                             ----------      -------       -------       --------      --------
Net loss, June 30, 2005                                                                    (3,500)       (3,500)
                                             ----------      -------       -------       --------      --------
BALANCE, JUNE 30, 2005                        1,620,000        1,620        32,580         (3,500)       30,700
                                             ----------      -------       -------       --------      --------
Stock issued for services on May 22, 2006
 @ $0.10 per share                              100,000          100         9,900                       10,000

Net loss,  June 30, 2006                                                                  (25,885)      (25,885)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2006                        1,720,000        1,720        42,480        (29,385)       14,815
                                             ----------      -------       -------       --------      --------
Net loss,  June 30, 2007                                                                  (29,105)      (29,105)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2007                        1,720,000      $ 1,720       $42,480       $(58,490)     $(14,290)
                                             ==========      =======       =======       ========      ========

                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                             Statement of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                          May 13, 2005
                                                                                                           (inception)
                                                                      Year Ended         Year Ended          through
                                                                       June 30,           June 30,           June 30,
                                                                         2007               2006               2007
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(29,105)          $(25,885)          $(58,490)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Stock issued for services                                               --             10,000             10,000
  Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                                   --               (500)             1,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (29,105)           (16,385)           (47,490)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                                    19,000             (2,000)            19,000
  Issuance of common stock                                                   --                 --              1,620
  Additional paid-in capital                                                 --                 --             32,580
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            19,000             (2,000)            53,200
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (10,105)           (18,385)             5,710

CASH AT BEGINNING OF YEAR                                                15,815             34,200                 --
                                                                       --------           --------           --------
CASH AT END OF YEAR                                                    $  5,710           $ 15,815           $  5,710
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                       See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006
                            (Stated in U.S. Dollars)


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated in the State of Nevada on May 13, 2005, and its year-end is June 30. The Company is "An Exploration Stage Company" as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has obtained a mineral rights option agreement and intends to explore the property further to determine if valuable minerals exist within the rights claim.

The Company is in the planning and implementation of its business plan. The Company plans to be engaged in the exploration of mineral properties with a view to exploit any mineral deposits they discover that demonstrate economic feasibility. Exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting.

B. BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 13, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. MINERAL PROPERTY COSTS

The Company has been in the exploration stage since its formation on May 13, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006
                            (Stated in U.S. Dollars)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

F. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

G. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006
                            (Stated in U.S. Dollars)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006
                            (Stated in U.S. Dollars)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $58,490 during the period from May 13, 2005 (inception) to June 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $5,710 and loans from the director are sufficient to cover the expenses they will incur during the next twelve months.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. The company has obtained a mineral rights option agreement. The officer/director of the Company is retired. It is possible he could become involved in other business activities as they become available. This could create a conflict between the Company and his other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

Loan from shareholder represents a loan from a related party. As of June 30, 2007 the loan balance is $19,000. Currently there are no repayment terms nor is there interest being charged.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006
                            (Stated in U.S. Dollars)


NOTE 6. INCOME TAXES

                                       As of June 30, 2007   As of June 30, 2006
                                       -------------------   -------------------
     Deferred tax assets:
     Net operating tax carryforwards          $ 8,774               $ 4,408
     Other                                          0                     0
                                              -------               -------
     Gross deferred tax assets                  8,774                 4,408
     Valuation allowance                       (8,774)               (4,408)
                                              -------               -------

     Net deferred tax assets                  $     0               $     0
                                              =======               =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of June 30, 2007 and 2006, the Company has a net operating loss carryforwards
of  approximately  $58,490  and  $29,385,   respectively.   Net  operating  loss
carryforward expires twenty years from the date the loss was incurred.

NOTE 8. MINERAL PROPERTY

Pursuant to a mineral property option agreement dated June 3, 2005, the Company was granted an option to acquire the sole and exclusive right, privilege and option to explore the claim together with the sole and exclusive right, privilege and option to purchase the mineral rights under certain terms and conditions.

A) CASH PAYMENTS

Cash payment of $2,000 upon execution of the agreement.

B) PROPERTY PAYMENTS AND ASSESSMENT WORK

Pay, or cause to paid, to grantor, or on grantor's behalf as the Company may determine, all property payments and assessment work required to keep the Concessions and this Option in good standing during the term of this agreement.

NOTE 9. FOREIGN CURRENCY TRANSLATION

Functional currency for the Company is in US dollars. In accordance with FASB #52 paragraph 9 the Company will continue to issue their financial statements in their established functional currency unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006
                            (Stated in U.S. Dollars)


NOTE 10. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On May 20, 2005 the Company issued 1,000,000 shares of common stock for cash at $0.01 per share.

On June 14, 2005 the Company issued 420,000 shares of common stock for cash at $0.01 per share

On June 30, 2005 the Company issued 200,000 shares of common stock for cash at $0.10 per share.

On May 22, 2006 the Company issued 100,000 shares of common stock for services at $0.10 per share.

As of June 30, 2007 and 2006 the Company had 1,720,000 shares of common stock issued and outstanding.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,720,000 shares issued and outstanding.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The director and officer of Placer Del Mar, whose one year term will expire 05/15/08, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address               Age   Position    Date First Elected   Term Expires
--------------               ---   --------    ------------------   ------------
Humberto Bravo               63    President,       05/15/05          05/15/08
302 Washington Street #351         Secretary,
San Diego, CA 92103                Director

The foregoing person is a promoter of Placer Del Mar, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The director and officer currently devotes approximately 20 to 25 hours per week to manage the business affairs of our company. Mr. Bravo has devoted approximately 500 hours of time in 2005 to the affairs of Placer Del Mar, Ltd. Mr. Bravo currently has no other significant responsibilities with other companies. Mr. Bravo does not have any technical credentials related to mineral exploration, however, Mr. Bravo is an educated professional business manager. Once revenues have been generated or as deemed necessary by the board of directors, Mr. Bravo intends to devote full time services to the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending. No executive officer or director of the corporation is the subject of any pending legal proceedings.

RESUME

HUMBERTO BRAVO

WORK HISTORY

1998-2005 - Retired

 BOMUCA, INC.

Administrative Manager - Tijuana, Baja California, Mexico.
1993-1998
Bomuca, Inc. is developer and manufacturer of health and beauty products.

     *    Director of operations.
     *    Management of sales staff.
     *    Management of import/export of natural products.
     *    Created and implemented marketing campaigns.
     *    Created advertising and promotional campaigns.

EDUCATION

University of Mexico, Unam, Mexico 1961-1963
Business Major

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 10 - EXECUTIVE COMPENSATION

Placer Del Mar's current sole executive officer receives no salary, however, he was paid other compensation as described below. The current Board of Directors is comprised of only Mr. Bravo.

                           Summary Compensation Table

     Name &                                            All other
     principal                                         Compen-
     position         Year     Salary($)   Bonus($)    sation($)    Total
     --------         ----     ---------   --------    ---------    -----
     H. Bravo         2007       -0-          -0-           -0-         -0-
     President        2006       -0-          -0-       $3,200      $3,200
                      2005       -0-          -0-       $1,500      $1,500

All Other Compensation consists of the following: In the past we have paid Mr. Bravo $500 per month for management fees and the use of his office space. Beginning in January 2007, the director has decided to defer the payment of those fees per his agreement with us, as he is now loaning the company up to $6,000 per month per the terms of his agreement with us for the next twelve months.

There are no current employment agreements between the company and its executive officer.

The officer currently devotes 20 to 25 hours a month to manage the affairs of the company. In the past we have paid Mr. Bravo $500 per month for management fees and the use of his office space. Beginning in January 2007, the director decided to defer the payment of those fees as he has agreed to loan up to $6,000 per month per terms of his agreement with us for the next twelve months. The director and principal officer has agreed to work with no regular salary until such time as the company receives sufficient revenues necessary to provide an initial salary to our current officer/director. The officer and board of directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $10,000 at each month end. When positive cash flow reaches $10,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will benefit the company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of Placer Del Mar in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

                              Director Compensation

      Name &               Fees                       All other
     principal          Earned or                      Compen-
     position          Paid in Cash($)    Bonus($)     sation($)    Total
     --------          ---------------    --------     ---------    -----
       --                   -0-             -0-           -0-        -0-

Mr. Bravo, the company's sole director, is also the sole executive officer, and all director compensation is fully reflected in our Total Summary Compensation Table as presented in this filing.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Placer Del Mar's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of Placer Del Mar's common stock as of the date of this filing:

Title Of                Name &                 Amount &              Percent
 Class                 Address              Nature of owner           Owned
 -----                 -------              ---------------           -----

Common       Humberto Bravo                  1,100,000 (a)             64%
             302 Washington Street #351
             San Diego, CA 92103

Total Shares Owned by Officers &
 Directors as a Group                        1,100,000                 64%

----------
(a) Mr. Bravo received 1,000,000 shares of the company's common stock on May 20, 2005 for $10,000 or .01 per share. Mr. Bravo received 100,000 shares of the company's common stock on May 22, 2006 in exchange for the filing of a mineral claim on the company's behalf, the shares were valued at $0.10 or $10,000.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                     Description
     ------                     -----------

      3(i)          Articles of Incorporation*
      3(ii)         Bylaws*
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our SB-2 filing under Commission File Number 333-127736.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services, including interim reviews, were $6,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2007.

For the year ended June 30, 2006, the total fees charged to the company for audit services, including interim reviews, were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 2, 2007                          Placer Del Mar, Ltd.


                                            /s/ Humberto Bravo
                                            ------------------------------------
                                         By Humberto Bravo, Director, President,
                                            Principal Executive Officer,
                                            Principal Accounting Officer,
                                            Principal Financial Officer