Form 10QSB
period 2007-09-30
Placer Del Mar, Ltd.
filed 2007-11-05
CIK 1336282

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                           The Securities Act of 1934

                     For the Period ended September 30, 2007

                        Commission File Number 333-127736


                              PLACER DEL MAR, LTD.
                 (Name of small business issuer in its charter)

        Nevada                                                  72-1600437
(State of Incorporation)                                (IRS Employer ID Number)

                           302 Washington Street #351
                            San Diego, CA 92103-4221
                                 (775) 352-3839
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of September 30, 2007, the registrant had 1,720,000 shares of common stock, $0.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 30, 2007.

FORWARD LOOKING STATEMENTS

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                    Sep 30,           June 30,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,628           $  5,710
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,628              5,710
                                                                   --------           --------

      TOTAL ASSETS                                                 $  1,628           $  5,710
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $  1,000
  Loan from shareholder                                              24,000             19,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            24,000             20,000

      TOTAL LIABILITIES                                              24,000             20,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of Sep 30, 2007 and June 30, 2007                               1,720              1,720
  Additional paid-in capital                                         42,480             42,480
  Deficit accumulated during exploration stage                      (66,572)           (58,490)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (22,372)           (14,290)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,628           $  5,710
                                                                   ========           ========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                             Statement of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                             May 13, 2005
                                    Three Mos            Three Mos           (inception)
                                      Ended                Ended               through
                                   Sep 30, 2007         Sep 30, 2006         Sep 30, 2007
                                   ------------         ------------         ------------
REVENUES
  Revenues                          $       --           $       --           $       --
                                    ----------           ----------           ----------
TOTAL REVENUES                              --                   --                   --

OPERATING COSTS
  Administrative expenses                8,082                3,747               66,572
                                    ----------           ----------           ----------
TOTAL OPERATING COSTS                   (8,082)              (3,747)             (66,572)
                                    ----------           ----------           ----------

NET INCOME (LOSS)                   $   (8,082)          $   (3,747)          $  (66,572)
                                    ==========           ==========           ==========

BASIC EARNINGS PER SHARE            $       --           $       --
                                    ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           1,720,000            1,720,000
                                    ==========           ==========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 13, 2005 (Inception) through Sept 30, 2007
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                              Common      Additional      During
                                               Common         Stock        Paid-in      Exploration
                                                Stock         Amount       Capital         Stage         Total
                                                -----         ------       -------         -----         -----
BALANCE, MAY 13, 2005                                --      $    --       $    --       $     --      $     --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                            1,000,000        1,000         9,000                       10,000

Stock issued for cash on June 14, 2005
 @ $0.01 per share                              420,000          420         3,780                        4,200

Stock issued for cash on June 30, 2005
 @ $0.10 per share                              200,000          200        19,800                       20,000

Net loss, June 30, 2005                                                                    (3,500)       (3,500)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2005                        1,620,000      $ 1,620       $32,580       $ (3,500)     $ 30,700
                                             ----------      -------       -------       --------      --------
Stock issued for services on May 22, 2006
 @ $0.10 per share                              100,000          100         9,900                       10,000

Net loss, June 30, 2006                                                                   (25,885)      (25,885)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2006                        1,720,000      $ 1,720       $42,480       $(29,385)     $ 14,815
                                             ----------      -------       -------       --------      --------

Net loss, June 30, 2007                                                                   (29,105)      (29,105)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2007                        1,720,000      $ 1,720       $42,480       $(58,490)     $(14,290)
                                             ----------      -------       -------       --------      --------

Net Loss, Sept 30, 2007                                                                    (8,082)       (8,082)
                                             ----------      -------       -------       --------      --------

BALANCE, SEPT 30, 2007                        1,720,000      $ 1,720       $42,480       $(66,572)     $(22,372)
                                             ==========      =======       =======       ========      ========

                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                             Statement of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                       May 13, 2005
                                                                  Three Mos          Three Mos         (inception)
                                                                    Ended              Ended             through
                                                                 Sep 30, 2007       Sep 30, 2006       Sep 30, 2007
                                                                 ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (8,082)          $ (3,747)          $(66,572)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Stock issued for services                                          --                 --                 --
  Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                          (1,000)            (1,000)                --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (9,082)            (4,747)           (66,572)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                                 5,000              5,000             24,000
  Issuance of common stock                                               --                 --              1,720
  Additional paid-in capital                                             --                 --             42,480
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         5,000              5,000             68,200
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (4,082)               253              1,628

CASH AT BEGINNING OF YEAR                                             5,710             15,815                 --
                                                                   --------           --------           --------
CASH AT END OF YEAR                                                $  1,628           $ 16,068           $  1,628
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                       See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                      Notes to Interim Financial Statements
                               September 30, 2007
                            (Stated in U.S. Dollars)


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

The Company is in the planning and implementation stage of its business plan. The Company plans to be engaged in the exploration of mineral properties with a view to exploit any mineral deposits they discover that demonstrate economic feasibility. Exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                      Notes to Interim Financial Statements
                               September 30, 2007
                            (Stated in U.S. Dollars)


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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                      Notes to Interim Financial Statements
                               September 30, 2007
                            (Stated in U.S. Dollars)


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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                      Notes to Interim Financial Statements
                               September 30, 2007
                            (Stated in U.S. Dollars)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $66,572 during the period from May 13, 2005 (inception) to September 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $1,628 and loans from the director are sufficient to cover the expenses they will incur during the next twelve months.

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

Loan from shareholder represents a loan from a related party. As of September 30, 2007 the loan balance is $24,000. Currently there are no repayment terms nor is there interest being charged.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                      Notes to Interim Financial Statements
                               September 30, 2007
                            (Stated in U.S. Dollars)


NOTE 6. INCOME TAXES

                                                        As of September 30, 2007
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 22,634
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                    22,634
     Valuation allowance                                         (22,634)
                                                                --------

     Net deferred tax assets                                    $      0
                                                                ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2007, the Company has a net operating loss carryforwards of $66,572. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                      Notes to Interim Financial Statements
                               September 30, 2007
                            (Stated in U.S. Dollars)


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

As of September 30, 2007 the Company had 1,720,000 shares of common stock issued and outstanding.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,720,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $66,572 in expenses through September 30, 2007.

The following table provides selected financial data about our company for the three month period ended September 30, 2007.

                    Balance Sheet Data:           9/30/2007
                    -------------------           ---------
                    Cash                          $  1,628
                    Total assets                  $  1,628
                    Total liabilities             $ 24,000
                    Shareholders' equity          $(22,372)

Our cash in the bank at September 30, 2007 was $1,628. There was no cash provided by financing activities for the period ended September 30, 2007. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and director and the $24,200 resulting from the sale of our common stock to 46 independent investors.

We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our exploration stage. In addition to our existing cash, our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twelve months. Our director loaned the company a total of $5,000 for the three months ended September 30, 2007 and will continue to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding business will likely fail, cease operations, and investors will likely lose their money.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

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

PHASE ONE

We are continuing Phase One of our exploration program we began on September 27, 2006 on the Placer Del Mar mineral claim. Phase One will require approximately twelve to twenty four months to complete. Once Phase One is completed, the company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. Total cost for Phase One including the $2,000 spent for our current geological study is $27,000. We believe our current cash balance of $1,628, plus loans from our director will be sufficient to fund completion of Phase One. Our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twelve months.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our June 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-127736.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-127736, at the SEC website at www.sec.gov:

     Exhibit
     Number                             Description
     ------                             -----------

       3.1         Articles of Incorporation*
       3.2         Bylaws*
      31.1         Sec. 302 Certification of Principal Executive Officer
      31.2         Sec. 302 Certification of Principal Financial Officer
      32.1         Sec. 906 Certification of Principal Executive Officer
      32.2         Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Humberto Bravo                                           November 1, 2007
-------------------------------------                        ----------------
Humberto Bravo, President                                          Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Humberto Bravo                                           November 1, 2007
-------------------------------------                        ----------------
Humberto Bravo, President                                          Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)