Form 10QSB/A
period 2007-09-30
Placer Del Mar, Ltd.
filed 2007-11-08
CIK 1336282

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                    Sep 30,           June 30,
                                                                     2007               2007
                                                                   --------           --------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,628           $  5,710
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,628              5,710
                                                                   --------           --------

      TOTAL ASSETS                                                 $  1,628           $  5,710
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $  1,000
  Loan from shareholder                                              24,000             19,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            24,000             20,000

      TOTAL LIABILITIES                                              24,000             20,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of Sep 30, 2007 and June 30, 2007                               1,720              1,720
  Additional paid-in capital                                         42,480             42,480
  Deficit accumulated during exploration stage                      (66,572)           (58,490)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (22,372)           (14,290)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,628           $  5,710
                                                                   ========           ========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                       Statement of Operations (unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                             May 13, 2005
                                    Three Mos            Three Mos           (inception)
                                      Ended                Ended               through
                                   Sep 30, 2007         Sep 30, 2006         Sep 30, 2007
                                   ------------         ------------         ------------
REVENUES
  Revenues                          $       --           $       --           $       --
                                    ----------           ----------           ----------
TOTAL REVENUES                              --                   --                   --

OPERATING COSTS
  Administrative expenses                8,082                3,746               66,572
                                    ----------           ----------           ----------
TOTAL OPERATING COSTS                   (8,082)              (3,746)             (66,572)
                                    ----------           ----------           ----------

NET INCOME (LOSS)                   $   (8,082)          $   (3,746)          $  (66,572)
                                    ==========           ==========           ==========

BASIC EARNINGS PER SHARE            $       --           $       --
                                    ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           1,720,000            1,720,000
                                    ==========           ==========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (unaudited)
               From May 13, 2005 (Inception) through Sept 30, 2007
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

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
                                             ==========      =======       =======       ========      ========

                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                       Statement of Cash Flows (unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                       May 13, 2005
                                                                  Three Mos          Three Mos         (inception)
                                                                    Ended              Ended             through
                                                                 Sep 30, 2007       Sep 30, 2006       Sep 30, 2007
                                                                 ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (8,082)          $ (3,746)          $(66,572)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Stock issued for services                                          --                 --                 --
  Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                          (1,000)            (1,000)                --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (9,082)            (4,746)           (66,572)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                                 5,000              5,000             24,000
  Issuance of common stock                                               --                 --              1,720
  Additional paid-in capital                                             --                 --             42,480
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         5,000              5,000             68,200
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (4,082)               254              1,628

CASH AT BEGINNING OF YEAR                                             5,710             15,815                 --
                                                                   --------           --------           --------
CASH AT END OF YEAR                                                $  1,628           $ 16,069           $  1,628
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
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

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                      Notes to Interim Financial Statements
                               September 30, 2007
                            (Stated in U.S. Dollars)


NOTE 6. INCOME TAXES

                                                        As of September 30, 2007
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforward                             $ 66,572
     Tax rate                                                         34%
                                                                --------
     Gross deferred tax assets                                    22,634
     Valuation allowance                                         (22,634)
                                                                --------

     Net deferred tax assets                                    $      0
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

TEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PHASE ONE

We are continuing Phase One of our exploration program we began on September 27, 2006 on the Placer Del Mar mineral claim. Phase One will require approximately twelve to twenty four months to complete. Once Phase One is completed, the company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. Total cost for Phase One including the $2,000 spent for our current geological study is $27,000. We believe our current cash balance of $1,628, plus loans from our director, will be sufficient to fund completion of Phase One. Our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twelve months.

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

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our June 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10-KSB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-127736.

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

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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


/s/ Humberto Bravo                                         November 7, 2007
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


/s/ Humberto Bravo                                         November 7, 2007
-------------------------------------                      ----------------
Humberto Bravo, President                                        Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)