Form 10-Q
period 2007-12-31
Placer Del Mar, Ltd.
filed 2008-02-14
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 31, 2007, the registrant had 1,720,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2007, prepared by the company, immediately follow.

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                 (Unaudited)
                                                                    As of              As of
                                                                  December 31,        June 30,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  5,897           $  5,710
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  5,897              5,710
                                                                   --------           --------

      TOTAL ASSETS                                                 $  5,897           $  5,710
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $  1,000
  Loan from shareholder                                              33,000             19,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            33,000             20,000

      TOTAL LIABILITIES                                              33,000             20,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of December 31, 2007 and June 30, 2007                          1,720              1,720
  Additional paid-in capital                                         42,480             42,480
  Deficit accumulated during exploration stage                      (71,303)           (58,490)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (27,103)           (14,290)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  5,897           $  5,710
                                                                   ========           ========

                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                       Statement of Operations (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   May 13, 2005
                                 Six Mos         Three Mos         Six Mos         Three Mos       (inception)
                                  Ended            Ended            Ended            Ended           through
                               Dec 31, 2007     Dec 31, 2007     Dec 31, 2006     Dec 31, 2006     Dec 31, 2007
                               ------------     ------------     ------------     ------------     ------------
REVENUES
  Revenues                      $       --       $       --       $       --       $       --       $       --
                                ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                          --               --               --               --               --

OPERATING COSTS
  Administrative expenses           12,813            4,731           15,392           11,645           71,303
                                ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS              (12,813)          (4,731)         (15,392)      $  (11,645)         (71,303)
                                ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)               $  (12,813)      $   (4,731)      $  (15,392)      $  (11,645)      $  (71,303)
                                ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE        $    (0.01)      $    (0.00)      $    (0.01)      $    (0.01)
                                ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       1,720,000        1,720,000        1,720,000        1,720,000
                                ==========       ==========       ==========       ==========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (unaudited)
               From May 13, 2005 (Inception) through Dec. 31, 2007
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                              Common      Additional      During
                                               Common         Stock        Paid-in      Exploration
                                                Stock         Amount       Capital         Stage         Total
                                                -----         ------       -------         -----         -----
BALANCE, MAY 13, 2005                                --      $    --       $    --       $     --      $     --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                            1,000,000        1,000         9,000                       10,000

Stock issued for cash on June 14, 2005
 @ $0.01 per share                              420,000          420         3,780                        4,200

Stock issued for cash on June 30, 2005
 @ $0.10 per share                              200,000          200        19,800                       20,000

Net loss, June 30, 2005                                                                    (3,500)       (3,500)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2005                        1,620,000        1,620        32,580         (3,500)       30,700
                                             ----------      -------       -------       --------      --------
Stock issued for services on May 22, 2006
 @ $0.10 per share                              100,000          100         9,900                       10,000

Net loss, June 30, 2006                                                                   (25,885)      (25,885)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2006                        1,720,000        1,720        42,480        (29,385)       14,815
                                             ----------      -------       -------       --------      --------

Net loss, June 30, 2007                                                                   (29,105)      (29,105)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2007                        1,720,000        1,720        42,480        (58,490)      (14,290)
                                             ----------      -------       -------       --------      --------

Net Loss Dec 31, 2007                                                                     (12,813)      (12,813)
                                             ----------      -------       -------       --------      --------

BALANCE, DEC 31, 2007                         1,720,000      $ 1,720       $42,480       $(71,303)     $(27,103)
                                             ==========      =======       =======       ========      ========

                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                       Statement of Cash Flows (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                                 May 13, 2005
                                                   Six Mos        Three Mos        Six Mos        Three Mos      (inception)
                                                    Ended           Ended           Ended           Ended          through
                                                 Dec 31, 2007    Dec 31, 2007    Dec 31, 2006    Dec 31, 2006    Dec 31, 2007
                                                 ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $(12,813)       $ (4,731)       $(15,392)       $(11,645)       $(71,303)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Stock issued for services                           --              --              --              --              --
  Changes in operating assets and liabilities:
     Accounts payable and accrued expenses           (1,000)             --          (1,000)             --              --
                                                   --------        --------        --------        --------        --------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                     (13,813)         (4,731)        (16,392)        (11,645)        (71,303)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                          --              --              --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                14,000           9,000           5,000              --          33,000
  Issuance of common stock                               --              --              --              --           1,720
  Additional paid-in capital                             --              --              --              --          42,480
                                                   --------        --------        --------        --------        --------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                      14,000           9,000              --              --          77,200
                                                   --------        --------        --------        --------        --------

NET INCREASE (DECREASE) IN CASH                         187           4,269         (11,392)        (11,645)          5,897

CASH AT BEGINNING OF PERIOD                           5,710           1,628          15,815          16,068              --
                                                   --------        --------        --------        --------        --------

CASH AT END OF PERIOD                              $  5,897        $  5,897        $  4,423        $  4,423        $  5,897
                                                   ========        ========        ========        ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Cash paid during year for:
  Interest                                         $     --        $     --        $     --        $     --        $     --
                                                   ========        ========        ========        ========        ========
  Income Taxes                                     $     --        $     --        $     --        $     --        $     --
                                                   ========        ========        ========        ========        ========

                       See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                Notes to Interim Financial Statements (Unaudited)
                                December 31, 2007
                            (Stated in U.S. Dollars)


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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                Notes to Interim Financial Statements (Unaudited)
                                December 31, 2007
                            (Stated in U.S. Dollars)


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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                Notes to Interim Financial Statements (Unaudited)
                                December 31, 2007
                            (Stated in U.S. Dollars)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $71,303 during the period from May 13, 2005 (inception) to December 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

Loan from shareholder represents a loan from a related party. As of December 31, 2007 the loan balance is $33,000. Currently there are no repayment terms nor is there interest being charged.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                Notes to Interim Financial Statements (Unaudited)
                                December 31, 2007
                            (Stated in U.S. Dollars)


NOTE 6. INCOME TAXES

                                                         As of December 31, 2007
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforward                              $ 71,303
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                     24,243
     Valuation allowance                                          (24,243)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss carryforwards of $71,303. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                Notes to Interim Financial Statements (Unaudited)
                                December 31, 2007
                            (Stated in U.S. Dollars)


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

As of December 31, 2007 the Company had 1,720,000 shares of common stock issued and outstanding.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,720,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT. THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "SEEKS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS IDENTIFY SOME OF THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF PERFORMANCE OR FUTURE RESULTS AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-Q COULD ALSO CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE COMPANY'S FORWARD-LOOKING STATEMENTS. PLACER DEL MAR, LTD. UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW OF OUR BUSINESS

Placer Del Mar, Ltd. was incorporated in Nevada on May 13, 2005 for the purpose of mining and mineral exploration. Placer Del Mar, Ltd. has a mineral rights revenue sharing agreement with Jorge Alberto Almarez of 157 Calle Federico, Rosarito B.C. Mexico. Our revenue sharing agreement grants us the right to free access and exploration of the property together with the right to file a mining claim on the property located 15 miles southeast of Playas del Rosarito, Baja California, Mexico. We currently are in the first phase of our plan of operation.

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

We are continuing Phase One of our exploration program we began on September 27, 2006 on the Placer Del Mar mineral claim. Phase One will require approximately twelve to twenty four months to complete. Once Phase One is completed, the company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. Total cost for Phase One including the $2,000 spent for our current geological study is $27,000. We believe our current cash balance of $5,897, plus loans from our director, will be sufficient to fund completion of Phase One. Our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twelve months.

If economically viable minerals are discovered in Phase One, we intend to initiate Phase Two of our plan during the second quarter of 2008. Initial costs for our Phase Two plan are as follows; mechanical trenching $12,500 per month for four months for a total cost of $50,000, drilling costs of $12,500 per month for a total cost of $50,000, fuel costs of $2,500 totaling $10,000, waste removal costs of $1,000 per month totaling $4,000, labor costs of $5,000 per month for four months totaling $20,000, and a onetime cost of $25,000 for mining permits. We have not yet applied for mining permits. We intend to apply for mining permits upon discovery of economically viable minerals. The estimated time to complete the application process and obtain permits for mining is thirty days. Total cost for Phase Two of our program is $159,000. We will require additional funding in order to proceed with the excavation of any minerals and any subsequent recommended work on the claim. As of this date we have not identified a source for this additional funding. If we are not successful in the discovery of minerals our operations will cease and investors will likely lose their money.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2007 was $5,897. There was no cash provided by financing activities for the period ended December 31, 2007. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and director and $24,200 resulting from the sale of our common stock to 46 independent investors.

We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our exploration stage. In addition to our existing cash, our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twelve months. Our director loaned the company a total of $9,000 for the three months ended December 31, 2007 and will continue to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding business will likely fail, cease operations, and investors will likely lose their money.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $71,303 in expenses through December 31, 2007.

The following table provides selected financial data about our company for the three month period ended December 31, 2007.

                      Balance Sheet Data:      12/31/2007
                      -------------------      ----------

                      Cash                      $  5,897
                      Total assets              $  5,897
                      Total liabilities         $ 33,000
                      Shareholders' equity      $(27,103)

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

There was no information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-127736, at the SEC website at www.sec.gov:

     Exhibit No.                   Description
     -----------                   -----------

         3.1           Articles of Incorporation*
         3.2           Bylaws*
        31.1           Rule 13a-14(a)/15d-14(a) Certification
        31.2           Rule 13a-14(a)/15d-14(a) Certification
        32.1           Certification Pursuant to 18 U.S.C. 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2008           Placer Del Mar, Ltd.


                                /s/ Humberto Bravo
                                ------------------------------------------------
                            By: Humberto Bravo
                                (Chief Executive Officer, Chief Financial
                                Officer, Principal Accounting Officer,
                                President, Secretary, Treasurer & Sole Director)