Form 10-Q
period 2008-03-31
Placer Del Mar, Ltd.
filed 2008-04-18
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2008

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

As of March 31, 2008, the registrant had 1,720,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2008, prepared by the company, immediately follow.

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                 (Unaudited)          Audited
                                                                    As of              As of
                                                                   March 31,          June 30,
                                                                     2008               2007
                                                                   --------           --------
                                    ASSETS

CURRENT ASSETS
  Cash                                                             $  6,317           $  5,710
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  6,317              5,710
                                                                   --------           --------

      TOTAL ASSETS                                                 $  6,317           $  5,710
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $  1,000
  Loan from shareholder                                              36,000             19,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            36,000             20,000

TOTAL LIABILITIES                                                    36,000             20,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of March 31, 2008 and June 30, 2007                             1,720              1,720
  Additional paid-in capital                                         42,480             42,480
  Deficit accumulated during exploration stage                      (73,883)           (58,490)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (29,683)           (14,290)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  6,317           $  5,710
                                                                   ========           ========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                       Statement of Operations (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                     May 13, 2005
                                Three Mos          Nine Mos         Three Mos         Nine Mos        (inception)
                                  Ended             Ended             Ended            Ended            through
                                 March 31,         March 31,         March 31,        March 31,        March 31,
                                   2008              2008              2007             2007             2008
                                ----------        ----------        ----------       ----------       ----------
REVENUES
  Revenues                      $       --        $       --        $       --       $       --       $       --
                                ----------        ----------        ----------       ----------       ----------
TOTAL REVENUES                          --                --                --               --               --

OPERATING COSTS
  Administrative expenses            2,580            15,393             6,680           22,071           73,883
                                ----------        ----------        ----------       ----------       ----------
TOTAL OPERATING COSTS               (2,580)          (15,393)           (6,680)         (22,071)         (73,883)
                                ----------        ----------        ----------       ----------       ----------

NET INCOME (LOSS)               $   (2,580)       $  (15,393)       $   (6,680)      $  (22,071)      $  (73,883)
                                ==========        ==========        ==========       ==========       ==========

BASIC EARNINGS PER SHARE        $    (0.00)       $    (0.01)       $    (0.00)      $    (0.01)
                                ==========        ==========        ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       1,720,000         1,720,000         1,720,000        1,720,000
                                ==========        ==========        ==========       ==========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (unaudited)
               From May 13, 2005 (Inception) through Dec. 31, 2007
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                              Common      Additional      During
                                               Common         Stock        Paid-in      Exploration
                                                Stock         Amount       Capital         Stage         Total
                                                -----         ------       -------         -----         -----
BALANCE, MAY 13, 2005                                --      $    --       $    --       $     --      $     --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                            1,000,000        1,000         9,000                       10,000

Stock issued for cash on June 14, 2005
 @ $0.01 per share                              420,000          420         3,780                        4,200

Stock issued for cash on June 30, 2005
 @ $0.10 per share                              200,000          200        19,800                       20,000

Net loss, June 30, 2005                                                                    (3,500)       (3,500)
                                             ----------      -------       -------       --------      --------
BALANCE, JUNE 30, 2005                        1,620,000        1,620        32,580         (3,500)       30,700
                                             ----------      -------       -------       --------      --------
Stock issued for services on May 22, 2006
 @ $0.10 per share                              100,000          100         9,900                       10,000

Net loss, June 30, 2006                                                                   (25,885)      (25,885)
                                             ----------      -------       -------       --------      --------
BALANCE, JUNE 30, 2006                        1,720,000        1,720        42,480        (29,385)       14,815
                                             ----------      -------       -------       --------      --------

Net loss, June 30, 2007                                                                   (29,105)      (29,105)
                                             ----------      -------       -------       --------      --------
BALANCE, JUNE 30, 2007                        1,720,000        1,720        42,480        (58,490)      (14,290)
                                             ----------      -------       -------       --------      --------

Net Loss March 31, 2008                                                                   (15,393)      (15,393)
                                             ----------      -------       -------       --------      --------

BALANCE, MARCH 31, 2008                       1,720,000      $ 1,720       $42,480       $(73,883)     $(29,683)
                                             ==========      =======       =======       ========      ========

                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                       Statement of Cash Flows (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                                May 13, 2005
                                                  Three Mos        Nine Mos       Three Mos        Nine Mos      (inception)
                                                    Ended           Ended           Ended           Ended          through
                                                   March 31,       March 31,       March 31,       March 31,      March 31,
                                                     2008            2008            2007            2007           2008
                                                   --------        --------        --------        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $ (2,580)       $(15,393)       $ (6,680)       $ 22,071)      $(73,883)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Stock issued for services                           --              --              --              --             --
  Changes in operating assets and liabilities:
     Accounts payable and accrued expenses               --          (1,000)             --              --             --
                                                   --------        --------        --------        --------       --------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                      (2,580)        (16,393)         (6,680)        (22,071)       (73,883)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                          --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                 3,000          17,000          11,500          16,500         36,000
  Issuance of common stock                               --              --              --              --          1,720
  Additional paid-in capital                             --              --              --              --         42,480
                                                   --------        --------        --------        --------       --------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                       3,000          17,000           4,820          16,500         80,200
                                                   --------        --------        --------        --------       --------

NET INCREASE (DECREASE) IN CASH                         420             607          (1,860)         (5,571)         6,317

CASH AT BEGINNING OF PERIOD                           5,897           5,710           4,424          15,815             --
                                                   --------        --------        --------        --------       --------

CASH AT END OF PERIOD                              $  6,317        $  6,317        $ 10,244        $ 10,244       $  6,317
                                                   ========        ========        ========        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                         $     --        $     --        $     --        $     --       $     --
                                                   ========        ========        ========        ========       ========
  Income Taxes                                     $     --        $     --        $     --        $     --       $     --
                                                   ========        ========        ========        ========       ========

                       See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                Notes to Interim Financial Statements (Unaudited)
                                 March 31, 2008
                            (Stated in U.S. Dollars)


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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                Notes to Interim Financial Statements (Unaudited)
                                 March 31, 2008
                            (Stated in U.S. Dollars)


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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                Notes to Interim Financial Statements (Unaudited)
                                 March 31, 2008
                            (Stated in U.S. Dollars)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $73,883 during the period from May 13, 2005 (inception) to March 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

Loan from shareholder represents a loan from a related party. As of March 31, 2008 the loan balance is $36,000. Currently there are no repayment terms nor is there interest being charged.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                Notes to Interim Financial Statements (Unaudited)
                                 March 31, 2008
                            (Stated in U.S. Dollars)


NOTE 6. INCOME TAXES

                                                            As of March 31, 2008
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforward                              $ 73,883
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                     25,120
     Valuation allowance                                          (25,120)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2008, the Company has a net operating loss carryforwards of $73,883. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                Notes to Interim Financial Statements (Unaudited)
                                 March 31, 2008
                            (Stated in U.S. Dollars)


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

As of March 31, 2008 the Company had 1,720,000 shares of common stock issued and outstanding.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,720,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are continuing Phase One of our exploration program we began on September 27, 2006 on the Placer Del Mar mineral claim. Phase One will require approximately twelve to twenty four months to complete. Once Phase One is completed, the company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. Total cost for Phase One including the $2,000 spent for our current geological study is $27,000. We believe our current cash balance of $6,317, plus loans from our director, will be sufficient to fund completion of Phase One. Our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2008 was $6,317. There was no cash provided by financing activities for the period ended March 31, 2008. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and director and $24,200 resulting from the sale of our common stock to 46 independent investors.

We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our exploration stage. In addition to our existing cash, our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twelve months. Our director loaned the company a total of $3,000 for the three months ended March 31, 2008 and will continue to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding business will likely fail, cease operations, and investors will likely lose their money.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $73,883 in expenses through March 31, 2008.

The following table provides selected financial data about our company for the three month period ended March 31, 2008.

                    Balance Sheet Data:           3/31/2008
                    -------------------           ---------

                    Cash                          $  6,317
                    Total assets                  $  6,317
                    Total liabilities             $ 36,000
                    Shareholders' equity          $(29,683)

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

April 17, 2008              Placer Del Mar, Ltd.


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