Form 10-K
period 2008-06-30
Placer Del Mar, Ltd.
filed 2008-09-05
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2008

                        Commission File Number 333-127736

                              Placer Del Mar, Ltd.
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                72-1600437
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                           302 Washington Street #351
                            San Diego, CA 92103-4221
                    (Address of Principal Executive Offices)

                                 (775) 352-3839
                               (Telephone Number)

            Humberto Bravo
       302 Washington Street #351
       San Diego, CA  92103-4221               (775) 352-3839      (775)581-9006
(Name and Address of Agent for Service)      (Telephone Number)     (Fax Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of June 30, 2008, the registrant had 1,720,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 30, 2008.

                              PLACER DEL MAR, LTD.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       12
Item 2.  Properties                                                         17
Item 3.  Legal Proceedings                                                  17
Item 4.  Submission of Matters to a Vote of Securities Holders              17

Part II

Item 5.  Market for Registrant's Common Equity & Related Stockholder
          Matters                                                           17
Item 7.  Management's Discussion and Analysis of Financial Condition or
          Results of Operations                                             18
Item 8.  Financial Statements                                               22
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              32
Item 9A. Controls and Procedures                                            32

Part III

Item 10. Directors and Executive Officers                                   34
Item 11. Executive Compensation                                             36
Item 12. Security Ownership of Certain Beneficial Owners and Management     37
Item 13. Certain Relationships and Related Transactions                     38
Item 14. Principal Accounting Fees and Services                             38

Part IV

Item 15. Exhibits                                                           38

Signatures                                                                  39

                                     PART I

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT. THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "SEEKS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS IDENTIFY SOME OF THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF PERFORMANCE OR FUTURE RESULTS AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE RISK FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-K COULD ALSO CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE COMPANY'S FORWARD-LOOKING STATEMENTS. PLACER DEL MAR, LTD. UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS.

ITEM 1. BUSINESS

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

We are continuing Phase One of our exploration program we began on September 27, 2006 on the Placer Del Mar mineral claim. Phase One will require approximately thirty six months to complete. Once Phase One is completed, the company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. Total estimated costs of $100,000 for Phase One includes $2,000 for a geological study and $70,000 to $80,000 for ongoing trenching. We believe our current cash balance of $4,687, plus loans from our director, will be sufficient to fund completion of Phase One. Our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twelve months.

If economically viable minerals are discovered in Phase One, we intend to initiate Phase Two of our plan during the second quarter of 2009. Initial costs for our Phase Two plan are as follows; mechanical trenching $12,500 per month for four months for a total cost of $50,000, drilling costs of $12,500 per month for a total cost of $50,000, fuel costs of $2,500 totaling $10,000, waste removal costs of $1,000 per month totaling $4,000, labor costs of $5,000 per month for four months totaling $20,000, and a onetime cost of $25,000 for mining permits. We have not yet applied for mining permits. We intend to apply for mining permits upon discovery of economically viable minerals. The estimated time to complete the application process and obtain permits for mining is thirty days. Total cost for Phase Two of our program is $159,000. We will require additional funding in order to proceed with the excavation of any minerals and any subsequent recommended work on the claim. As of this date we have not identified a source for this additional funding. If we are not successful in the discovery of minerals our operations will cease and investors will likely lose their money.

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

REQUIREMENTS OR CONDITION FOR RETENTION OF TITLE

Mining regulations in Mexico consist of the following items; registration with General Director of Mines and the Tax Administration Service (SHCP), initiate a geological mining investigation to determine the potential resource within the prospective land, define the surface area of the of the mining request, pay the mining tariff which is determined by the size of the claim, and receive the permit for the Mining Concession issued by the General Director of mines. The mining tariff to maintain our claim is $200 (U.S.) per year paid in four quarterly payments of $50 (U.S.). The tariff is paid to the Mexican federal government. We are current in our payments, the next payment is due in March 2009. We anticipate the total cost of permits to be approximately $25,000. Mining permits last for a period of six years.

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

We are currently working in Phase One of our exploration program on the Placer Del Mar claim, which consists of geologic surveying, mapping, trenching and analytical assays and is estimated to take up to thirty six months to complete. We anticipate that the Phase One program, including ongoing trenching, will cost approximately $100,000, which will be paid from cash on hand and loans from our director. We believe our current cash balance of $5,710 plus loans from our director will provide sufficient funding for completion of Phase One. In addition to our existing cash, our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in the estimated amount of $3,000 to $6,000 per month. In the event our director does not provide such funding business will likely fail, cease operations, and investors will likely lose their money. Phase Two of our exploration is contingent upon the discovery of sufficient mineralization to continue. If we are not successful in the discovery of minerals our operations will cease and investors will likely lose their money.

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

               [MAP SHOWING THE SITE LOCATION OF 46.2 SQ. ACRES]

         [MAP SHOWING THE GENERAL SITE IN MEXICO IN RELATION TO THE USA]

ROCK FORMATION AND MINERALIZATION

The area between Sierra de San Felipe and Sierra Las Pietas conforms a wide valley limited by the mountains of the same name into the denominated Gulf Extensional Province, which is limited to the west by the Gulf Main Escarpment, characterized by the steep topographic relief of the Sierra de Juarez and San Pedro Martir, and by the Gulf of California to the east.

From the geologic-structural point of view this zone lies between two structural segments, the Valle de San Felipe-Valle Chico segment on the south side and the accommodation zone of Sierra Las Tinajas-Sierra Pinta.

The south limit, in the San Felipe area, is composed of three main rock types:

     1)   Prebatholitic metamorphic and metasedimentary rocks.
     2)   Plutonic batholitic rocks
     3)   Volcanic and sedimentary post batholitic rocks

The batholitic rocks are composed of granitic non-differentiated, granodiorite, and quartz diorite rocks, that conform the base over which Cenozoic sediment and volcanic rocks were deposited.

The northern limit of the area, Sierra Las Pietas, is conformed by volcanic rocks consisting of basalts, rhyolite, andesite, and tuffs resting over a metamorphic base, with a folding and faulting pattern indicating the existence of a synclinal basin.

An important characteristic is the mineralization in these rocks. They are altered by solution to perlite, geodes, chalcedony, and jasper; and the mineral alteration has given result to quartz, calcite, galena, malaquite, and native gold in hematite and limonite between other minerals.

CONCLUSIONS

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

Mining regulations in Mexico consist of the following items; registration with General Director of Mines and the Tax Administration Service (SHCP), initiate a geological mining investigation to determine the potential resource within the prospective land, define the surface area of the of the mining request, pay the mining tariff which is determined by the size of the claim, and receive the permit for the Mining Concession issued by the General Director of mines. The mining tariff to maintain our claim is $200 (U.S.) per year paid in four quarterly payments of $50 (U.S.). The tariff is paid to the Mexican federal government. We are current in our payments. Mining permits require approximately 60 days to be obtained after filing with the Mexican Government. We anticipate the cost of all mining and environmental permits to be approximately $25,000. Mining permits last for a period of six years.

We plan to achieve all of our business plan goals, however, there is no guarantee we will be successful in implementing our business plan.

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

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

AN INVESTMENT IN THESE SECURITIES INVOLVES AN EXCEPTIONALLY HIGH DEGREE OF RISK AND IS EXTREMELY SPECULATIVE IN NATURE. IN ADDITION TO THE OTHER INFORMATION REGARDING OUR COMPANY CONTAINED IN THIS PROSPECTUS, YOU SHOULD CONSIDER MANY IMPORTANT FACTORS IN DETERMINING WHETHER TO PURCHASE SHARES. FOLLOWING ARE WHAT WE BELIEVE ARE ALL OF THE MATERIAL RISKS INVOLVED IF YOU DECIDE TO PURCHASE SHARES IN THIS OFFERING.

WE ARE AN EXPLORATION STAGE COMPANY IN OUR FIRST PHASE OF OUR EXPLORATION ACTIVITIES ON OUR CLAIM, WHICH WE ESTIMATE MAY TAKE UP TO THIRTY SIX MONTHS TO COMPLETE. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

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

     We do not claim any known ore reserves on our properties. We are speculating that minerals may be found on our property, but there can be no guarantee they will be found or that if found, we can successfully extract or market the minerals. If the Placer Del Mar claim does not contain any reserves, the funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and our stockholders could lose any investment they make in our company's securities.

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

     There is presently no demand for our common stock and no public market exists for the shares being offered in this prospectus. We have contacted a market maker and we are in the process of having our shares quoted on the OTC Electronic Bulletin Board (OTCBB). As of the date of this filing, our shares are not listed for trading on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. If no market is ever developed for our common stock, it will be difficult for the shareholders to sell any of their shares.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES, IF AT ALL.

     Our application to have our shares quoted on the OTC Electronic Bulletin Board is currently pending. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to quote a security whose issuer does not meet this filing requirement. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for our shareholder to sell their shares.

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

ITEM 2. PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended June 30, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public market currently exists for shares of our common stock. An application has been filed by a market maker on our behalf to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

PENNY STOCK RULES

If we become listed for trading on the OTC Electronic Bulletin Board the trading in our shares will be regulated by Securities and Exchange Commission Rule 15g-9 which established the definition of a "penny stock."

The Securities and Exchange Commission Rule 15g-9 establishes the definition of a "penny stock", for the purposes relevant to Placer Del Mar, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the broker/dealer relating to the penny stock market, which, in highlight form, (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Before you trade a penny stock your broker is required to tell you the offer and the bid on the stock, and the compensation the salesperson and the firm receive for the trade. The firm must also mail a monthly statement showing the market value of each penny stock held in your account.

REPORTS

We are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

STOCK TRANSFER AGENT

Our stock transfer agent is Island Stock Island Stock Transfer, 100 Second Avenue South, Suite 300N, St. Petersburg, Florida 33701.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an exploration stage company, have generated no revenues since inception and have incurred $76,513 in expenses through June 30, 2008.

The following table provides selected financial data about our company for the year ended June 30, 2008.

                    Balance Sheet Data:           6/30/2008
                    -------------------           ---------

                    Cash                          $  4,687
                    Total assets                  $  4,687
                    Total liabilities             $ 37,000
                    Shareholders' equity          $(32,313)

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2008 was $4,687. There was no cash provided by financing activities for the period ended June 30, 2008. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and director and $24,200 resulting from the sale of our common stock to 46 independent investors.

We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our exploration stage. In addition to our existing cash, our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twelve months. Our director loaned the company a total of $1,000 for the three months ended June 30, 2008 and will continue to loan the company funds on a month by month basis as needed. The total amount of the loan now stands at $37,000. In the event our director does not provide such funding business will likely fail, cease operations, and investors will likely lose their money.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

BUSINESS OPERATIONS OVERVIEW

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

We currently are in the first phase of our plan of operation. We believe we will be able to complete Phase One of the exploration on the Placer Del Mar claim within the next thirty six months. Phase One will consist of geologic surveying, mapping and analytical assays. We anticipate that Phase One, including ongoing trenching, will cost approximately $100,000. Phase One cost estimates were provided to us by 3 GEO Geological Services who prepared the preliminary geological report respecting the Placer Del Mar claim.

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

PHASE ONE

We are continuing Phase One of our exploration program we began on September 27, 2006 on the Placer Del Mar mineral claim. Phase One will require approximately thirty six months to complete. Once Phase One is completed, the company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. Total estimated costs for Phase One including the $2,000 a geological study and ongoing trenching is $100,000. We believe our current cash balance of $4,687, plus loans from our director will be sufficient to fund completion of Phase One. Our director has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twelve months.

PHASE TWO

If economically viable minerals are discovered in Phase One, we intend to initiate Phase Two of our plan during the second quarter of 2009. Initial costs for our Phase Two plan are as follows; mechanical trenching $12,500 per month for four months for a total cost of $50,000, drilling costs of $12,500 per month for a total cost of $50,000, fuel costs of $2,500 totaling $10,000, waste removal costs of $1,000 per month totaling $4,000, labor costs of $5,000 per month for four months totaling $20,000, and a onetime cost of $25,000 for mining permits. We have not yet applied for mining permits. We intend to apply for mining permits upon discovery of economically viable minerals. The estimated time to complete the application process and obtain permits for mining is thirty days. Total cost for Phase Two of our program is $159,000. We will require additional funding in order to proceed with the excavation of any minerals and any subsequent recommended work on the claim. As of this date we have not identified a source for this additional funding. We do not expect weather conditions to substantially impact our plan of operation due to the moderate climate and favorable weather conditions of Baja California, Mexico. Phase Two of our exploration is contingent upon the discovery of sufficient mineralization to continue. If we are not successful in the discovery of minerals our operations will cease and investors will likely lose their money. The company does not intend to seek potential acquisition candidates.

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

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
        * 2667 CAMINO DEL RIO S. SUITE B * SAN DIEGO * CALIFORNIA 92108 *
                 * TELEPHONE (858)722-5953 * FAX (858) 761-0341
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Placer Del Mar, Ltd.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Placer Del Mar, Ltd. (An Exploration Stage "Company") as of June 30, 2008 and 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended, and for the period of May 13, 2005 (inception) to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Placer Del Mar, Ltd. as of June 30, 2008 and 2007, and the result of its operations and its cash flows for the years then ended and for the period May 13, 2005 (inception) to June 30, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chang Park
-----------------------------
CHANG G. PARK, CPA

August 19, 2008
San Diego, CA. 92108


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,           June 30,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  4,687           $  5,710
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  4,687              5,710
                                                                   --------           --------

      TOTAL ASSETS                                                 $  4,687           $  5,710
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $  1,000
  Loan from shareholder                                              37,000             19,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            37,000             20,000

      TOTAL LIABILITIES                                              37,000             20,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of June 30, 2008 and June 30, 2007                              1,720              1,720
  Additional paid-in capital                                         42,480             42,480
  Deficit accumulated during exploration stage                      (76,513)           (58,490)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (32,313)           (14,290)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  4,687           $  5,710
                                                                   ========           ========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                             Statement of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                             May 13, 2005
                                                                             (Inception)
                                    Year Ended           Year Ended            Through
                                     June 30,             June 30,             June 30,
                                       2008                 2007                 2008
                                    ----------           ----------           ----------
REVENUES
  Revenues                          $       --           $       --           $       --
                                    ----------           ----------           ----------
TOTAL REVENUES                              --                   --

OPERATING COSTS
  Administrative expenses               18,023               29,105               76,513
                                    ----------           ----------           ----------
TOTAL OPERATING COSTS                  (18,023)             (29,105)             (76,513)
                                    ----------           ----------           ----------

NET INCOME (LOSS)                   $  (18,023)          $  (29,105)          $  (76,513)
                                    ==========           ==========           ==========

BASIC EARNINGS PER SHARE            $    (0.01)          $    (0.02)
                                    ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           1,720,000            1,720,000
                                    ==========           ==========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 13, 2005 (Inception) through June 30, 2008
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                              Common      Additional      During
                                               Common         Stock        Paid-in      Exploration
                                                Stock         Amount       Capital         Stage         Total
                                                -----         ------       -------         -----         -----
BALANCE, MAY 13, 2005                                --      $    --       $    --       $     --      $     --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                            1,000,000        1,000         9,000                       10,000

Stock issued for cash on June 14, 2005
 @ $0.01 per share                              420,000          420         3,780                        4,200

Stock issued for cash on June 30, 2005
 @ $0.10 per share                              200,000          200        19,800                       20,000
                                             ----------      -------       -------       --------      --------
Net loss, June 30, 2005                                                                    (3,500)       (3,500)
                                             ----------      -------       -------       --------      --------
BALANCE, JUNE 30, 2005                        1,620,000        1,620        32,580         (3,500)       30,700
                                             ----------      -------       -------       --------      --------
Stock issued for services on May 22, 2006
 @ $0.10 per share                              100,000          100         9,900                       10,000

Net loss,  June 30, 2006                                                                  (25,885)      (25,885)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2006                        1,720,000        1,720        42,480        (29,385)       14,815
                                             ----------      -------       -------       --------      --------
Net loss,  June 30, 2007                                                                  (29,105)      (29,105)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2007                        1,720,000        1,720        42,480        (58,490)      (14,290)
                                             ----------      -------       -------       --------      --------

Net Loss June 30, 2008                                                                    (18,023)      (18,023)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2008                        1,720,000      $ 1,720       $42,480       $(76,513)     $(32,313)
                                             ==========      =======       =======       ========      ========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                             Statement of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                      May 13, 2005
                                                                                                      (Inception)
                                                                 Year Ended         Year Ended          Through
                                                                  June 30,           June 30,           June 30,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(18,023)          $(29,105)          $(76,513)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Stock issued for services
  Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                          (1,000)                --                 --
                                                                  --------           --------           --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (19,023)           (29,105)           (76,513)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                               18,000             19,000             37,000
  Issuance of common stock                                              --                 --              1,720
  Additional paid-in capital                                            --                 --             42,480
                                                                  --------           --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       18,000             19,000             81,200
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (1,023)           (10,105)             4,687

CASH AT BEGINNING OF PERIOD                                          5,710             15,815                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  4,687           $  5,710           $  4,687
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
                            (Stated in U.S. Dollars)


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

The Company is in the planning and implementation stage of its business plan. The Company is engaged in the exploration of mineral properties with a view to exploit any mineral deposits they discover that demonstrate economic feasibility. Exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
                            (Stated in U.S. Dollars)


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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
                            (Stated in U.S. Dollars)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $76,513 during the period from May 13, 2005 (inception) to June 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

Loan from shareholder represents a loan from a related party. As of June 30, 2008 the loan balance is $37,000. Currently there are no repayment terms nor is there interest being charged.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
                            (Stated in U.S. Dollars)


NOTE 6. INCOME TAXES

                                                           As of June 30, 2008
                                                           -------------------
     Deferred tax assets:
     Net operating tax carryforward                              $ 76,513
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                     26,014
     Valuation allowance                                          (26,014)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of June 30, 2008, the Company has a net operating loss carryforward of $76,513. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
                            (Stated in U.S. Dollars)


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

As of June 30, 2008 the Company had 1,720,000 shares of common stock issued and outstanding.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,720,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

On August 15, 2006, we received the resignation of our principal independent accountant, Armando C. Ibarra, C.P.A.

Armando C. Ibarra, C.P.A. has served as our principal independent accountant from inception (May 13, 2005) and the fiscal year June 30, 2005, inclusive through August 15, 2006.

The principal independent accountant's report issued by Armando C. Ibarra, C.P.A. for the year ended June 30, 2005 did not contain any adverse opinion or disclaimer of opinion and it was not modified as to uncertainty, audit scope, or accounting principles, other than their opinion, based on our lack of operations and our net losses, there was substantial doubt about our ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of that uncertainty.

We are able to report that during the year ended June 30, 2005 through August 15, 2006 there were no disagreements with Armando C. Ibarra, C.P.A., our former principal independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Armando C. Ibarra, C.P.A.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. We have requested that Armando C. Ibarra, C.P.A. furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it disagrees with the above statements. A copy of such letter is filed herewith as Exhibit 16.

On August 15, 2006, upon authorization and approval of the Company's Board of Directors, the Company engaged the services of Chang G. Park, CPA, Ph.D. ("Park") as its independent registered public accounting firm.

No consultations occurred between the Company and Park during the year ended June 30, 2005 and through August 15, 2006 regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee and we have no outside directors on the Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

For the period covered by this annual report there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The director and officer of Placer Del Mar, whose one year term will expire 05/15/09, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address               Age   Position    Date First Elected   Term Expires
--------------               ---   --------    ------------------   ------------
Humberto Bravo               63    President,       05/15/05          05/15/09
302 Washington St. #351            Secretary,
San Diego, CA 92103                Director

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

WORK HISTORY

1998-2005 - Retired

BOMUCA, INC.

Administrative Manager - Tijuana, Baja California, Mexico.
1993-1998
Bomuca, Inc. is developer and manufacturer of health and beauty products.

     1.   Director of operations.
     2.   Management of sales staff.
     3.   Management of import/export of natural products.
     4.   Created and implemented marketing campaigns.
     5.   Created advertising and promotional campaigns.

EDUCATION

University of Mexico, Unam, Mexico 1961-1963
Business Major

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

CODE OF ETHICS

We do not currently have a code of ethics. Because of our limited business operations and having only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Placer Del Mar's current sole executive officer receives no salary, however, he was paid other compensation as described below. The current Board of Directors is comprised of only Mr. Bravo.


                           Summary Compensation Table

     Name &                                            All other
     principal                                         Compen-
     position         Year     Salary($)   Bonus($)    sation($)    Total
     --------         ----     ---------   --------    ---------    -----
     H. Bravo         2008       -0-        -0-           -0-          -0-
     President        2007       -0-        -0-           -0-          -0-
                      2006       -0-        -0-        $3,200       $3,200
                      2005       -0-        -0-        $1,500       $1,500

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

                              Director Compensation

      Name &               Fees                       All other
     principal          Earned or                      Compen-
     position          Paid in Cash($)    Bonus($)     sation($)    Total
     --------          ---------------    --------     ---------    -----
     H. Bravo               -0-             -0-           -0-        -0-

Mr. Bravo, the company's sole director, is also the sole executive officer, and all director compensation is fully reflected in our Total Summary Compensation Table as presented in this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Placer Del Mar's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of Placer Del Mar's common stock as of the date of this prospectus:

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

A total of 1,100,000 shares have been issued to our officer and director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale. Any sale of shares held by our officer and director (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any existing plans to sell his shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office facilities are provided by Mr. Bravo, an officer of the corporation. In the past we have paid Mr. Bravo $500 per month for management fees and the use of his office facilities. Beginning in January 2007, per a written agreement, the director has decided to defer the payment of those fees as he has agreed to loan the company up to $6,000 per month per his written agreement with us.

Mr. Bravo purchased 1,000,000 shares of the company's common stock for $10,000 on May 20, 2005. The stock was valued at $0.01 per share.

Mr. Bravo received 100,000 shares of the company's common stock valued at $10,000 ($0.10 per share) on May 22, 2006 in exchange for filing a mineral claim on the company's behalf.

As of our year end, June 30, 2005, the company owed Mr. Bravo $2,000 for payments to the geologist that he had made on behalf of the company. The loan was unsecured and interest free with no specified terms of repayment. In July 2005 the company repaid Mr. Bravo the $2,000. As of September 30, 2006, the loan was completely paid off.

Our director loaned the company a total of $17,000 for the year ended June 30, 2008 and will continue to loan the company funds on a month by month basis as needed. The total amount of the loan is $37,000. The loan is unsecured and interest free with no specified terms of repayment.

Mr. Bravo, our sole officer and director, is the only "promoter" of Placer Del Mar, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including interim reviews, were $8,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2008.

For the year ended June 30, 2007, the total fees charged to the company for audit services, including interim reviews, were $6,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit No.                        Description
     -----------                        -----------

        3.1        Articles of Incorporation*
        3.2        Bylaws*
       31.1        Sec. 302 Certification of Chief Executive Officer
       31.2        Sec. 302 Certification of Chief Financial Officer
       32.1 Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

----------
* Incorporated by reference and can be found in our original Form SB-2 Registration Statement, filed under SEC File Number 333-127736, at the SEC website at www.sec.gov.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 2, 2008        Placer Del Mar, Ltd., Registrant


                             /s/ Humberto Bravo
                             ---------------------------------------------------
                         By: Humberto Bravo
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)