Form 10-Q
period 2008-09-30
Placer Del Mar, Ltd.
filed 2008-11-12
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2008

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

As of September 30, 2008, the registrant had 1,720,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                               (Unaudited)         (Audited)
                                                              Three months       Three Months
                                                              July 1, 2008       July 1, 2007
                                                                through            through
                                                              September 30,      September 30,
                                                                  2008               2007
                                                                --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $  9,004           $  1,628
                                                                --------           --------
TOTAL CURRENT ASSETS                                               9,004              1,628
                                                                --------           --------

      TOTAL ASSETS                                              $  9,004           $  1,628
                                                                ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $  5,000           $     --
  Loan from shareholder                                           44,000             24,000
                                                                --------           --------
TOTAL CURRENT LIABILITIES                                         49,000             24,000

      TOTAL LIABILITIES                                           49,000             24,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of March 31, 2008 and June 30, 2007                          1,720              1,720
  Additional paid-in capital                                      42,480             42,480
  Deficit accumulated during exploration stage                   (84,196)           (66,572)
                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY                                       (39,996)           (22,372)
                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $  9,004           $  1,628
                                                                ========           ========

                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                       Statement of Operations (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------


                                                                   May 13, 2005
                              Three Months       Three Months       (inception)
                                 Ended              Ended            Through
                              September 30,      September 30,     September 30,
                                  2008               2007              2008
                               ----------         ----------        ----------
REVENUES
  Revenues                     $       --         $       --        $       --
                               ----------         ----------        ----------
TOTAL REVENUES                         --                 --                --

OPERATING COSTS
  Administrative expenses           7,683              8,082            84,196
                               ----------         ----------        ----------
TOTAL OPERATING COSTS              (7,683)            (8,082)          (84,196)
                               ----------         ----------        ----------

NET INCOME (LOSS)              $   (7,683)        $   (8,082)       $  (84,196)
                               ==========         ==========        ==========

BASIC EARNINGS PER SHARE       $    (0.00)        $    (0.00)       $    (0.01)
                               ==========         ==========        ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      1,720,000          1,720,000
                               ==========         ==========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (unaudited)
            From May 13, 2005 (Inception) through September 30, 2008
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                              Common      Additional      During
                                               Common         Stock        Paid-in      Exploration
                                                Stock         Amount       Capital         Stage         Total
                                                -----         ------       -------         -----         -----
BALANCE, MAY 13, 2005                                --      $    --       $    --       $     --      $     --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                            1,000,000        1,000         9,000                       10,000

Stock issued for cash on June 14, 2005
 @ $0.01 per share                              420,000          420         3,780                        4,200

Stock issued for cash on June 30, 2005
 @ $0.10 per share                              200,000          200        19,800                       20,000
                                             ----------      -------       -------       --------      --------
Net loss, June 30, 2005                                                                    (3,500)       (3,500)
                                             ----------      -------       -------       --------      --------
BALANCE, JUNE 30, 2005                        1,620,000        1,620        32,580         (3,500)       30,700
                                             ----------      -------       -------       --------      --------
Stock issued for services on May 22, 2006
 @ $0.10 per share                              100,000          100         9,900                       10,000

Net loss, June 30, 2006                                                                   (25,885)      (25,885)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2006                        1,720,000        1,720        42,480        (29,385)       14,815
                                             ----------      -------       -------       --------      --------
Net loss, June 30, 2007                                                                   (29,105)      (29,105)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2007                        1,720,000        1,720        42,480        (58,490)      (14,290)
                                             ----------      -------       -------       --------      --------
Net Loss June 30, 2008                                                                    (18,023)      (18,023)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2008                        1,720,000        1,720        42,480        (76,513)      (32,313)
                                             ----------      -------       -------       --------      --------
Net Loss September 30, 2008                                                                (7,683)       (7,683)
                                             ----------      -------       -------       --------      --------

BALANCE, SEPTEMBER 30, 2008                   1,720,000      $ 1,720       $42,480       $(84,196)     $(39,996)
                                             ==========      =======       =======       ========      ========

                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                       Statement of Cash Flows (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                      May 13, 2005
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended             Through
                                                                September 30,      September 30,      September 30,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (7,683)          $ (8,082)          $(84,196)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Stock issued for services
  Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                           5,000             (1,000)             5,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (2,683)            (9,082)           (79,196)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                                7,000              5,000             44,000
  Issuance of common stock                                              --                 --              1,720
  Additional paid-in capital                                            --                 --             42,480
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        7,000              5,000             88,200
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      4,317             (4,082)             9,004

CASH AT BEGINNING OF PERIOD                                          4,687              5,710                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  9,004           $  1,628           $  9,004
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT NO. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, "BUSINESS COMBINATIONS". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS LIABILITIES -AN AMENDMENT OF ARB NO. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's financial statements.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $84,196 during the period from May 13, 2005 (inception) to September 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

Loan from shareholder represents a loan from a related party. As of September 30, 2008 the loan balance is $44,000. Currently there are no repayment terms nor is there interest being charged.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES
                                                                  As of
                                                               September 30,
                                                                   2008
                                                                 --------
     Deferred tax assets:
     Net operating tax carryforward                              $ 84,196
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                     28,627
     Valuation allowance                                          (28,627)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of September 30, 2008, the Company has a net operating loss carryforward of $84,196. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

As of September 30, 2008 the Company had 1,720,000 shares of common stock issued and outstanding.

NOTE 11.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

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

We intend to continue Phase One of our exploration program we began on September 27, 2006 on the Placer Del Mar mineral claim only if we can find more funding. Our director wants to continue our exploration as needed through December 2009, as review of our preliminary exploration suggests our claim may possibly contain economically viable minerals. Initially we selected several large areas on our claim for mechanical surface trenching. During this phase we are focusing on select trench strips for additional manual trenching and mechanical core drilling in order to evaluate mineral samples. Our director estimates we will need at least $50,000 in additional funding to complete the necessary trenching and core drilling through December 2009. In addition, we must provide core samples to our company's geologist to conduct more extensive geological and geophysical studies on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. We will also need a senior geologist who will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. The additional future geological costs for Phase One are estimated to be $25,000. Total remaining costs for completing Phase One are estimated to be $75,000.

Our current cash balance is $9,004. Until September of 2008, through a written agreement, our director provided us with sufficient funding through his personal loans to our company to maintain our administrative expenses and exploration costs in an amount up to $6,000 per month. Our director has now decided we must find outside funding to continue paying for the company's administrative expenses and Phase One exploration costs. We are aware we need new sources of sufficient funding to implement our business plan, and we are working to raise additional funds through sales of our equity securities or through loans from institutional lenders. However, the reality is in 2008 we have experienced world-wide negative financial events and a material reduction in investor and institutional lending. While we will continue to seek new sources of funding, current economic circumstances have severely reduced our ability to secure those funds. We have committed to use our best efforts to implement our business plan at a moderate rate until new financial resources are available. Until we are able to raise additional outside funding, we plan to reduce our Phase One exploration operations and only pay for essential normal business operating expenses through 2009.

If we secure additional funding and discover sufficient amounts of viable minerals in Phase One, we intend to initiate Phase Two of our plan at the beginning of 2010. Initial costs for our Phase Two plan are as follows; mechanical trenching $12,500 per month for four months for a total cost of $50,000, drilling costs of $12,500 per month for a total cost of $50,000, fuel costs of $2,500 totaling $10,000, waste removal costs of $1,000 per month totaling $4,000, labor costs of $5,000 per month for four months totaling $20,000, and a onetime cost of $25,000 for mining permits. We have not yet applied for mining permits. We intend to apply for mining permits upon discovery of economically viable minerals. The estimated time to complete the application process and obtain permits for mining is thirty days. The total cost for Phase Two of our program is $159,000. We will require additional funding in order to proceed with the excavation of any minerals and any subsequent recommended work on the claim. As of this date we have not identified a source for this additional funding. If we are not successful in finding economical viable quantities of minerals, our operations will cease and investors will likely lose their money.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2008 was $9,004. There was no cash provided by financing activities for the period ended September 30, 2008. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and director and $24,200 resulting from the sale of our common stock to 46 independent investors.

In the past, we managed to maintain a level of liquidity and capital resources sufficient to continue our exploration business and pay our operating expenses. Through 2009, our liquidity and capital resources will be marginal unless we can secure new sources of capital. While we will still be able to fund a greatly reduced level of operations through loans from our director, our exploration business will not significantly advance unless we are able to secure new sources of capital. Our director loaned the company a total of $7,000 for the three months ended September 30, 2008. Until September of 2008, through a written agreement, our director provided us with sufficient funding through his personal loans to our company to maintain our administrative expenses and exploration costs in an amount up to $6,000 per month. Our director has now decided we must find outside funding to continue paying for the company's administrative expenses and Phase One exploration costs. In the event we are unable to secure such funding, our business will likely fail, cease operations, and investors will likely lose their money.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $84,196 in expenses through September 30, 2008.

The following table provides selected financial data about our company for the three month period ended September 30, 2008.

                    Balance Sheet Data:           9/30/2008
                    -------------------           ---------

                    Cash                          $  9,004
                    Total assets                  $  9,004
                    Total liabilities             $ 49,000
                    Shareholders' equity          $(39,996)

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Our financial resources have been substantially depleted. We will continue to maintain limited operations and remain current in our corporate filings and business obligations so long as financial resources are available. We need to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plan. In this negative economic and financial climate, no assurances can be given that we will be able to raise additional funds to satisfy our cash needs. We may decide that we cannot continue with our business operations as detailed in our original business plan because of this lack of financial resources. We may look for other potential business opportunities that might be available to the Company such as a merger, partnership or joint venture arrangement, or sale of our mineral claim to another mining company. At this time we are not discussing with or planning with any third parties in order to enter into any business merger, partnership or joint venture arrangement, or sell our mineral claim to another mining company. At this time there can be no reliable estimates or predictions that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. However; management in their assessment of the effectiveness of our internal control over financial reporting as of the Evaluation Date also identified the following material weaknesses:

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously discussed in
Item 1A of the Company's Form 10-K for the year ended June 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION.

There was no information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6. EXHIBITS.

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

November 10, 2008        Placer Del Mar, Ltd.


                             /s/ Humberto Bravo
                             ---------------------------------------------------
                         By: Humberto Bravo
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)