Form 10-Q
period 2008-12-31
Placer Del Mar, Ltd.
filed 2009-02-11
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended December 31, 2008

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

As of December 31, 2008, the registrant had 1,720,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2008, prepared by the company, immediately follow.

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------


                                                                  (Unaudited)        (Audited)
                                                                     As of             As of
                                                                  December 31,        June 30,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  3,113           $  4,687
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  3,113              4,687
                                                                   --------           --------

      TOTAL ASSETS                                                 $  3,113           $  4,687
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    950           $     --
  Loan from shareholder                                              56,000             37,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            56,950             37,000

      TOTAL LIABILITIES                                              56,950             37,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of December 31, 2008 and June 30, 2008                          1,720              1,720
  Additional paid-in capital                                         42,480             42,480
  Deficit accumulated during exploration stage                      (98,037)           (76,513)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (53,837)           (32,313)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  3,113           $  4,687
                                                                   ========           ========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                       Statement of Operations (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                           May 13, 2005
                               Six Months        Three Months        Six Months        Three Months        (inception)
                                 Ended              Ended              Ended              Ended              Through
                               December 31,       December 31,       December 31,       December 31,       December 31,
                                  2008               2008               2007               2007               2008
                               ----------         ----------         ----------         ----------         ----------
REVENUES
  Revenues                     $       --         $       --         $       --         $       --         $       --
                               ----------         ----------         ----------         ----------         ----------
TOTAL REVENUES                         --                 --                 --                 --                 --

OPERATING COSTS
  Administrative expenses          21,524             13,841             12,813              4,731             98,037
                               ----------         ----------         ----------         ----------         ----------
TOTAL OPERATING COSTS             (21,524)           (13,841)           (12,813)            (4,731)           (98,037)
                               ----------         ----------         ----------         ----------         ----------

NET INCOME (LOSS)              $  (21,524)        $  (13,841)        $  (12,813)        $   (4,731)        $  (98,037)
                               ==========         ==========         ==========         ==========         ==========

BASIC EARNINGS PER SHARE       $    (0.01)        $    (0.01)        $    (0.01)        $    (0.01)
                               ==========         ==========         ==========         ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      1,720,000          1,720,000          1,720,000          1,720,000
                               ==========         ==========         ==========         ==========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (unaudited)
            From May 13, 2005 (Inception) through December 31, 2008
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                              Common      Additional      During
                                               Common         Stock        Paid-in      Exploration
                                                Stock         Amount       Capital         Stage         Total
                                                -----         ------       -------         -----         -----
BALANCE, MAY 13, 2005                                --      $    --       $    --       $     --      $     --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                            1,000,000        1,000         9,000                       10,000

Stock issued for cash on June 14, 2005
 @ $0.01 per share                              420,000          420         3,780                        4,200

Stock issued for cash on June 30, 2005
 @ $0.10 per share                              200,000          200        19,800                       20,000
                                             ----------      -------       -------       --------      --------
Net loss, June 30, 2005                                                                    (3,500)       (3,500)
                                             ----------      -------       -------       --------      --------
BALANCE, JUNE 30, 2005                        1,620,000        1,620        32,580         (3,500)       30,700
                                             ----------      -------       -------       --------      --------
Stock issued for services on May 22, 2006
 @ $0.10 per share                              100,000          100         9,900                       10,000

Net loss, June 30, 2006                                                                   (25,885)      (25,885)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2006                        1,720,000        1,720        42,480        (29,385)       14,815
                                             ----------      -------       -------       --------      --------
Net loss, June 30, 2007                                                                   (29,105)      (29,105)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2007                        1,720,000        1,720        42,480        (58,490)      (14,290)
                                             ----------      -------       -------       --------      --------
Net Loss June 30, 2008                                                                    (18,023)      (18,023)
                                             ----------      -------       -------       --------      --------

BALANCE, JUNE 30, 2008                        1,720,000        1,720        42,480        (76,513)      (32,313)
                                             ----------      -------       -------       --------      --------
Net Loss December 31, 2008                                                                (21,524)     (21,524)
                                             ----------      -------       -------       --------      --------
BALANCE, DECEMBER 31, 2008                    1,720,000      $ 1,720       $42,480       $(98,037)     $(53,837)
                                             ==========      =======       =======       ========      ========

                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                          (A Exploration Stage Company)
                       Statement of Cash Flows (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                                 May 13, 2005
                                                  Six Months     Three Months     Six Months     Three Months    (inception)
                                                    Ended           Ended           Ended           Ended          Through
                                                  December 31,    December 31,    December 31,    December 31,   December 31,
                                                     2008            2008            2007            2007           2008
                                                   ---------       ---------       ---------       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $ (21,524)      $ (13,841)      $ (12,813)      $  (4,731)     $ (98,037)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Stock issued for services
  Changes in operating assets and liabilities:
     Accounts payable and accrued expenses               950          (4,050)         (1,000)             --            950
                                                   ---------       ---------       ---------       ---------      ---------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                      (20,574)        (17,891)        (13,813)         (4,731)       (97,087)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                           --              --              --              --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                 19,000          12,000          14,000           9,000         56,000
  Issuance of common stock                                --              --              --              --          1,720
  Additional paid-in capital                              --              --              --              --         42,480
                                                   ---------       ---------       ---------       ---------      ---------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                       19,000          12,000          14,000           9,000        100,200
                                                   ---------       ---------       ---------       ---------      ---------

NET INCREASE (DECREASE) IN CASH                       (1,574)         (5,891)            187           4,269          3,113

CASH AT BEGINNING OF PERIOD                            4,687           9,004           5,710           1,628             --
                                                   ---------       ---------       ---------       ---------      ---------

CASH AT END OF PERIOD                              $   3,113       $   3,113       $   5,897       $   5,897      $   3,113
                                                   =========       =========       =========       =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Cash paid during year for:
  Interest                                         $      --       $      --       $      --       $      --      $      --
                                                   =========       =========       =========       =========      =========
  Income Taxes                                     $      --       $      --       $      --       $      --      $      --
                                                   =========       =========       =========       =========      =========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

In December 2007, the FASB issued SFAS No. 141R, "BUSINESS COMBINATIONS". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS LIABILITIES -AN AMENDMENT OF ARB NO. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $98,037 during the period from May 13, 2005 (inception) to December 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

Loan from shareholder represents a loan from a related party. As of December 31, 2008 the loan balance is $56,000. Currently there are no repayment terms nor is there interest being charged.

NOTE 6. INCOME TAXES

                                                         As of December 31, 2008
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforward                             $ 98,037
     Tax rate                                                         34%
                                                                --------
     Gross deferred tax assets                                    33,333
     Valuation allowance                                         (33,333)
                                                                --------

     Net deferred tax assets                                    $      0
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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 7. NET OPERATING LOSSES

As of December 31, 2008, the Company has a net operating loss carry-forward of $98,037. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. MINERAL PROPERTY

Pursuant to a mineral property option agreement dated June 3, 2005, the Company was granted an option to acquire the sole and exclusive right, privilege and option to explore the claim together with the sole and exclusive right, privilege and option to purchase the mineral rights under certain terms and conditions.

A) CASH PAYMENTS

Cash payment of $2,000 was made upon execution of the agreement.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 10. STOCK TRANSACTIONS (CONTINUED)

On May 22, 2006 the Company issued 100,000 shares of common stock for services at $0.10 per share.

As of December 31, 2008 the Company had 1,720,000 shares of common stock issued and outstanding.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

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

Our current cash balance is $3,113. Through a written agreement, our director has provided us with sufficient funding through his personal loans to our company to maintain our administrative expenses and exploration costs in an amount up to $6,000 per month. Our director is seeking additional outside funding to continue paying for the company's administrative expenses and Phase One exploration costs. We are aware we need new sources of sufficient funding to implement our business plan, and we are working to raise additional funds through sales of our equity securities or through loans from institutional lenders. However, the reality is in 2008 we have experienced world-wide negative financial events and a material reduction in investor and institutional lending. While we will continue to seek new sources of funding, current economic circumstances have severely reduced our ability to secure those funds. We have committed to use our best efforts to implement our business plan at a moderate rate until new financial resources are available. Until we are able to raise additional outside funding, we plan to reduce our Phase One exploration operations and only pay for essential normal business operating expenses through 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2008 was $3,113. There was no cash provided by financing activities for the period ended December 30, 2008. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and director and $24,200 resulting from the sale of our common stock to 46 independent investors.

In the past, we managed to maintain a level of liquidity and capital resources sufficient to continue our exploration business and pay our operating expenses. Through 2009, our liquidity and capital resources will be marginal unless we can secure new sources of capital. While we will still be able to fund a greatly reduced level of operations through loans from our director, our exploration business will not significantly advance unless we are able to secure new sources of capital. Our director loaned the company a total of $12,000 for the three months ended December 31, 2008. Through a written agreement, our director has provided us with sufficient funding through his personal loans to our company to maintain our administrative expenses and exploration costs in an amount up to $6,000 per month. Our director is seeking outside funding to continue paying for the company's administrative expenses and Phase One exploration costs. In the event we are unable to secure such funding, our business will likely fail, cease operations, and investors will likely lose their money.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $98,037 in expenses through December 31, 2008.

The following table provides selected financial data about our company for the three month period ended December 31, 2008.

                     Balance Sheet Data:        12/31/2008
                     -------------------        ----------

                     Cash                        $  3,113
                     Total assets                $  3,113
                     Total liabilities           $ 56,950
                     Shareholders' equity        $(53,837)

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

February 9, 2009         Placer Del Mar, Ltd.


                             /s/ Humberto Bravo
                             ---------------------------------------------------
                         By: Humberto Bravo
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)