Form 10-Q
period 2010-09-30
Placer Del Mar, Ltd.
filed 2010-11-30
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                       Accelerated filer [ ]

Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,720,000 shares of common stock, par value $0.001, as of November 30, 2010

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2010, prepared by the company, immediately follow.

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                     As of                As of
                                                                  September 30,          June 30,
                                                                      2010                 2010
                                                                   ----------           ----------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    3,050           $    1,292
                                                                   ----------           ----------
      TOTAL CURRENT ASSETS                                              3,050                1,292
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $    3,050           $    1,292
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $      400           $    9,600
  Loan from shareholder                                                79,300               59,300
                                                                   ----------           ----------
      TOTAL CURRENT LIABILITIES                                        79,700               68,900
                                                                   ----------           ----------
      TOTAL LIABILITIES                                                79,700               68,900

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of June 30, 2010 and June 30, 2009                                1,720                1,720
  Additional paid-in capital                                           42,480               42,480
  Deficit accumulated during exploration stage                       (120,850)            (111,808)
                                                                   ----------           ----------

      TOTAL STOCKHOLDERS' EQUITY                                      (76,650)             (67,608)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    3,050           $    1,292
                                                                   ==========           ==========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------


                                                                                May 13, 2005
                                          Three Months       Three Months        (Inception )
                                             Ended            Year Ended           Through
                                          September 30,      September 30,      September 30,
                                              2010               2009               2010
                                           ----------         ----------         ----------
REVENUES
  Revenues                                 $       --         $       --         $       --
                                           ----------         ----------         ----------
TOTAL REVENUES                                     --                 --

OPERATING COSTS
  Exploration expenses                             --                 --             23,474
  Administrative expenses                       9,042                 24             97,376
                                           ----------         ----------         ----------
TOTAL OPERATING COSTS                           9,042                 24            120,850
                                           ----------         ----------         ----------

NET INCOME (LOSS)                          $   (9,042)        $      (24)        $ (120,850)
                                           ==========         ==========         ==========

BASIC EARNINGS PER SHARE                   $    (0.01)        $    (0.00)
                                           ==========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         1,720,000          1,720,000
                                           ==========         ==========


                       See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                  Statements of Changes in Stockholders' Equity
            From May 13, 2005 (Inception) through September 30, 2010
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                               Common         Additional      During
                                                Common          Stock          Paid-in      Exploration
                                                Stock           Amount         Capital         Stage            Total
                                                -----           ------         -------         -----            -----
BALANCE, MAY 13, 2005                                 --      $       --      $       --     $       --      $       --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                             1,000,000           1,000           9,000                         10,000

Stock issued for cash on June 14, 2005
 @ $0.01 per share                               420,000             420           3,780                          4,200

Stock issued for cash on June 30, 2005
 @ $0.10 per share                               200,000             200          19,800                         20,000

Net loss,  June 30, 2005                                                                         (3,500)         (3,500)
                                              ----------      ----------      ----------     ----------      ----------
BALANCE, JUNE 30, 2005                         1,620,000           1,620          32,580         (3,500)         30,700
                                              ----------      ----------      ----------     ----------      ----------
Stock issued for services on May 22, 2006
 @ $0.10 per share                               100,000             100           9,900                         10,000

Net loss,  June 30, 2006                                                                        (25,885)        (25,885)
                                              ----------      ----------      ----------     ----------      ----------
BALANCE, JUNE 30, 2006                         1,720,000           1,720          42,480        (29,385)         14,815
                                              ----------      ----------      ----------     ----------      ----------

Net loss,  June 30, 2007                                                                        (29,105)        (29,105)
                                              ----------      ----------      ----------     ----------      ----------
BALANCE, JUNE 30, 2007                         1,720,000           1,720          42,480        (58,490)        (14,290)
                                              ----------      ----------      ----------     ----------      ----------

Net Loss June 30, 2008                                                                          (18,023)        (18,023)
                                              ----------      ----------      ----------     ----------      ----------
BALANCE, JUNE 30, 2008                         1,720,000           1,720          42,480        (76,513)        (32,313)
                                              ----------      ----------      ----------     ----------      ----------

Net Loss June 30, 2009                                                                          (24,649)        (24,649)
                                              ----------      ----------      ----------     ----------      ----------
BALANCE JUNE 30, 2009                          1,720,000           1,720          42,480       (101,162)        (56,962)
                                              ----------      ----------      ----------     ----------      ----------

Net Loss June 30, 2010                                                                          (10,646)        (10,646)
                                              ----------      ----------      ----------     ----------      ----------
BALANCE JUNE 30, 2010                          1,720,000           1,720          42,480       (111,808)        (67,608)
                                              ----------      ----------      ----------     ----------      ----------

Net Loss September 30, 2010                                                                       (9042)         (9,042)
                                              ----------      ----------      ----------     ----------      ----------

BALANCE SEPTEMBER 30, 2010 (UNAUDITED)         1,720,000      $    1,720      $   42,480     $ (120,850)     $  (76,650)
                                              ==========      ==========      ==========     ==========      ==========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                       Statements of Cash Flow (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                          May 13,2005
                                                                    Three Months       Three months        Inception
                                                                       Ended              Ended             Through
                                                                    September 30,      September 30,      September 30,
                                                                        2010               2009               2010
                                                                     -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $    (9,042)       $       (24)       $  (120,850)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Stock issued for services                                                --                 --             10,000
  Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                                (9,200)                --                400
                                                                     -----------        -----------        -----------

           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (18,242)               (24)          (110,450)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                                     20,000                200             79,300
  Issuance of common stock                                                    --                 --              1,620
  Additional paid-in capital                                                  --                 --             32,580
                                                                     -----------        -----------        -----------

           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            20,000                200            113,500
                                                                     -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH                                            1,758                176              3,050

CASH AT BEGINNING OF PERIOD                                                1,292                 38                 --
                                                                     -----------        -----------        -----------

CASH AT END OF PERIOD                                                $     3,050        $       214        $     3,050
                                                                     ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $       --         $        --        $        --
                                                                     ==========         ===========        ===========

  Income Taxes                                                       $       --         $        --        $        --
                                                                     ==========         ===========        ===========


                       See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                            (Stated in U.S. Dollars)


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Placer Del Mar, Ltd. (the "Company") was incorporated in the State of Nevada on May 13, 2005, and its year-end is June 30. The Company is "An Exploration Stage Company" as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 918, DEVELOPMENT STAGE ENTITIES. The Company has obtained a mineral rights option agreement and intends to explore the property further to determine if valuable minerals exist within the rights claim.

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

BASIC EARNINGS (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with ASC 260, EARNINGS PER SHARE. ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC 260 effective May 13, 2005 (inception).

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

MINERAL PROPERTY COSTS

The Company has been in the exploration stage since its formation on May 13, 2005 and has not yet realized any revenues from its planned operations. All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                            (Stated in U.S. Dollars)


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

INCOME TAXES

INCOME taxes are provided in accordance with ASC 740, INCOME TAXES. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-11, which is included in the Codification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, SUBSEQUENT EVENTS ("ASC 855"). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                            (Stated in U.S. Dollars)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES ("ASC 820"). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

FASB Accounting Standards Codification -- Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on our financial position or results of operations

In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value," or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses
a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company's consolidated financial statements.

In May 2009, the FASB issued ASC No. 855 "Subsequent Events". ASC No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC No. 855 was effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through June 30, 2010 which represents the date on which the financial statements were issued.

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, "Interim Disclosures about Fair Value of Financial Instruments." The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provision did not have a material impact on the Company's statements of financial position, results of operations and cash flows.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                            (Stated in U.S. Dollars)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated a net loss of $120,850 during the period from May 13, 2005 (inception) to September 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern.

The Company will require additional funding for exploration beyond Phase 1, this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

Loan from shareholder represents a loan from a related party. As of September 30, 2010 the loan balance is $79,300. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the company's business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                            (Stated in U.S. Dollars)


NOTE 6. INCOME TAXES

                                                        As of September 30, 2010
                                                        ------------------------
     Deferred tax assets:
       Net operating tax carryforward                           $ 120,850
       Tax rate                                                        34%
                                                                ---------
     Gross deferred tax assets                                     41,089
     Valuation allowance                                          (41,089)
                                                                ---------

     Net deferred tax assets                                    $       0
                                                                =========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2010, the Company has a net operating loss carryforward of $120,850. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                            (Stated in U.S. Dollars)


NOTE 9.  STOCK TRANSACTIONS

On May 20, 2005 the Company issued 1,000,000 shares of common stock for cash at $0.01 per share.

On June 14, 2005 the Company issued 420,000 shares of common stock for cash at $0.01 per share

On June 30, 2005 the Company issued 200,000 shares of common stock for cash at $0.10 per share.

On May 22, 2006 the Company issued 100,000 shares of common stock for services at $0.10 per share.

As of June 30, 2010 the Company had 1,720,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,720,000 shares issued and outstanding.

NOTE 11.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2010 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

OVERVIEW OF OUR BUSINESS

Placer Del Mar, Ltd. was incorporated in Nevada on May 13, 2005 for the purpose of mining and mineral exploration. Placer Del Mar, Ltd. has a mineral rights revenue sharing agreement with Jorge Alberto Almarez of 157 Calle Federico, Rosarito B.C. Mexico. Our revenue sharing agreement grants us the right to free access and exploration of the property together with the right to file a mining claim on the property located 15 miles southeast of Playas del Rosarito, Baja California, Mexico. The Placer Del Mar mining claim was filed on April 24, 2006 with the Mexican government. From the dates of June, 6th 2005 through April, 24th 2006, Placer Del Mar owned an option which granted Placer the right to exercise a mining claim on the Almarez property. On April 24th 2006 Placer Del Mar exercised its option according to the terms of the option agreement. The terms of the option agreement were: $2,000 was paid to Mr. Almarez for the option, and Placer was to pay Almarez 10% net smelter returns royalty for any mineralization found on the property. On April 24th, 2006 Placer Del Mar entered into a new agreement with Almarez, which granted full ownership of the mineral rights located on the Almarez property to Placer Del Mar subject to a 1 % net smelter returns royalty reserved in favor of Mr. Almarez for any and all minerals extracted by Placer from the property. Almarez continues to own the land. Placer Del Mar owns any possible mineralization on the land or beneath the surface subject to the royalty for Almarez. The principal executive offices of Placer Del Mar, Ltd. is located at 302 Washington Street #351, San Diego, CA 92103. The telephone number is (775) 352-3839.

We are an exploration stage company with no revenues. There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Since inception through June 30, 2010 we received funding of $34,200 through the sale of common stock. Mr. Bravo, an officer and director, purchased 1,000,000 shares of our common stock at $0.01 per share for cash of $10,000 and he received 100,000 shares of the company's common stock valued at $10,000 ($0.10 per share) in exchange for filing a mineral claim on the company's behalf. We offered and sold 420,000 common stock shares at $0.01 per share for cash of $4,200 to 42 non-affiliated private investors. We offered and sold 200,000 common stock shares at $0.10 per share for cash of $20,000 to 4 non-affiliated private investors.

Our independent auditors have issued an audit opinion for Placer Del Mar which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

On July 20, 2007 our Registration Statement on Form SB-2 was declared effective. On October 3, 2008 FINRA cleared Placer Del Mar for an unpriced quotation on the OTC Bulletin Board under the symbol PDMT. On May 20, 2009 the company filed Form 15, Notice of Suspension of Duty to File Reports. On September 15, 2010 the company filed a Form 10 Registration Statement with SEC to reinstate company.

DESCRIPTION OF BUSINESS

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

From May 2009 through March 2010 Mr. Bravo was unable to provide funds to the Company while he handled his personal financial affairs. Without his funding, or other sources of cash, we did not have sufficient funds to continue operations due to Mr. Bravo's inability to continue to loan the Company funds at that time and determined it was in the best interests to put our exploration program, that we began in September 2006, on hold. In April 2010 we reactivated our program and resumed trenching activities due to Mr. Bravo's improved personal financial condition and his ability to again provide us with funding. Phase One will require approximately another twenty four months to complete. Once Phase One is completed, the company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies that will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. The total estimated costs of $100,000 for Phase One includes $2,000 for a geological study and $70,000 to $80,000 for ongoing trenching. Through September 30, 2010 we have spent $23,474 on Phase One exploration activities, $3,920 spent in the year ended June 30, 2006, $8,054 spent in the year ended June 30, 2007, $2,500 spent in the year ended June 30, 2008 and $9,000 spent in the year ended June 30, 2010. We believe our current cash balance of $3,050, plus loans from Mr. Bravo, one of our directors, will be sufficient to fund completion of Phase One. Mr. Bravo has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for twenty-four months (a total of $144,000), beginning in April 2010. Mr. Bravo has assured us in writing he has sufficient financial resources to provide the company with the required capital to complete Phase One.

Mr. Bravo loaned the company $13,000 during the quarter ended September 30, 2010 and will continue to loan the company funds on a month by month basis as needed. The total amount owed Mr. Bravo at September 30, 2010 is $79,300. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the company's business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

If economically viable minerals are discovered in Phase One, we intend to initiate Phase Two of our plan during the second quarter of 2012. Initial costs for our Phase Two plan are as follows; mechanical trenching $12,500 per month for four months for a total cost of $50,000, drilling costs of $12,500 per month for a total cost of $50,000, fuel costs of $2,500 totaling $10,000, waste removal costs of $1,000 per month totaling $4,000, labor costs of $5,000 per month for four months totaling $20,000, and a onetime cost of $25,000 for mining permits. We have not yet applied for mining permits. We intend to apply for mining permits upon discovery of economically viable minerals. The estimated time to complete the application process and obtain permits for mining is thirty days. Total cost for Phase Two of our program is $159,000. We will require additional funding in order to proceed with the excavation of any minerals and any subsequent recommended work on the claim. As of this date we have not identified a source for this additional funding. If we are not successful in the discovery of minerals our operations will cease and investors will likely lose their money.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2010 was $3,050. There was no cash provided by financing activities for the period ended June 30, 2010. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors.

We believe our existing cash balance plus loans from Mr. Bravo, one of our directors, will be sufficient to fund our operations for the next twelve months during our exploration stage. Through September 30, 2010 we have spent $23,474 on Phase One exploration activities. In addition to our existing cash, Mr. Bravo has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twenty-four months (a total of $144,000), beginning in April 2010. From April 2010 to September 30, 2010 Mr. Bravo loaned the company $21,300, leaving $122,700 available to the Company until March 2012. The cumulative total amount of the loan at September 30, 2010 was $79,300. No amount of funds, loaned to the Company by Mr. Bravo, has been repaid as of the date of this filing.

In the event he does not provide such funding business will likely fail, cease operations, and investors will likely lose their money.

RESULTS OF OPERATIONS

We are an exploration stage company, have generated no revenues and have incurred $120,850 in expenses from inception through September 30, 2010.

The following table provides selected financial data about our company for the period ended September 30, 2010.

                    Balance Sheet Data:           9/30/2010
                    -------------------           ---------

                    Cash                          $  3,050
                    Total assets                  $  3,050
                    Total liabilities             $ 79,700
                    Shareholders' equity          $(76,650)

During the period ended September 30, 2010 we incurred $9,042 in general and administrative expenses. For the period ended September 30, 2009 we incurred $24 in general and administrative expenses.

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

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously discussed in
Item 1A of the Company's Form 10, as amended, which included the audited financial statements for the year ended June 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION.

There was no information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form 10 Registration Statement, filed under SEC File Number 333-127736, at the SEC website at :

Exhibit No.                               Description
-----------                               -----------

   3.1         Articles of Incorporation*
   3.2         Bylaws*
  31           Sec. 302 Certification of Principal Executive & Financial Officer
  32           Sec. 906 Certification of Principal Executive & Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of San Diego, state of California, on November 30, 2010.

                                       Placer del Mar, Ltd.


                                           /s/ Humberto Bravo
                                           -------------------------------------
                                       By: Humberto Bravo
                                           (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Humberto Bravo                                             November 30, 2010
---------------------------------------                        -----------------
Humberto Bravo, President & Director                                 Date
(Principal Executive Officer, Principal
Financial Officer,
Principal Accounting Officer)


/s/ Mario Laguna                                               November 30, 2010
---------------------------------------                        -----------------
Mario Laguna, Director                                               Date