Form 10-Q/A
period 2010-09-30
Placer Del Mar, Ltd.
filed 2010-12-08
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,720,000 shares of common stock, par value $0.001, as of December 7, 2010

                                EXPLANATORY NOTE

We are filing this Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as originally filed with the Securities and Exchange Commission on November 30, 2010 (the "Form 10-Q"). The sole purpose of this Form 10-Q/A is to correct and revise the filing to indicate that the Company is not a shell company as defined in 12b-2 of the Securities Exchange Act of 1934. Specifically, the cover page was modified, the Management Discussion and Analysis of Financial Condition and Results of Operations, and Footnote One of the Financial Statements were modified.

In connection with the filing of this Form 10-Q/A and pursuant to the rules of the Securities and Exchange Commission, we are including with this Form 10-Q/A currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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
                                                                     ==========         ===========        ===========

                       See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Placer Del Mar, Ltd. (the "Company") was incorporated in the State of Nevada on May 13, 2005, and its year-end is June 30. The Company is "An Exploration Stage Company" as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 918, DEVELOPMENT STAGE ENTITIES. The Company obtained a mineral rights option agreement on June 3, 2005. The Company has ongoing exploration activities on the property and is considered to be a Smaller Reporting Company for U.S. Securities and Exchange Commission filing purposes. Management believes that based upon the definition of a Shell Company set forth in Footnote 172 to Amended Rule 144, The Company is not a Shell Company because they have a limited operating history, were a start- up company, and as such, does not have "no or nominal operations. Specifically, the Company's inception date was May, 13th 2005. The Company began operations in September of 2006 and has had ongoing operations and has spent $120,850 to date on operations to confirm viable minerals within the claim. These funds have been expensed due to PCAOB and GAAP rules. The Company will continue to dedicate funds through ongoing trenching seeking to identify and exploit any minerals within the mining claim asset. Further the Company paid an upfront fee of $2,000 for the Placer Del Mar claim, and retain 99% of the net smelter returns from any viable minerals within the claim. It is subject to a net smelter return of 1% to Mr. Almarez.

The Company is engaged in the exploration of mineral properties with a view to exploit any mineral deposits they discover that demonstrate economic viability. Further exploration will be required before the Company is able to determine the economic viability of the property.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINERAL PROPERTY COSTS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006 and has not yet realized any revenues from its ongoing operations. All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

The Company continues to conduct exploration and trenching activities that began on September 27, 2006 and has not yet realized any revenues from its ongoing operations. Further exploration will be required before the Company is able to determine the economic viability of the property.

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

DESCRIPTION OF BUSINESS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006. Prior to beginning Phase One of our exploration program, we retained 3 GEO Geological Services, a professional geological firm, to complete an initial review of the claim and to provide us with a geological report respecting the claim that included exploration recommendations. Our president filed a mineral claim with the Mexican government on April 24, 2006 on behalf of the company.

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

RECENT RULE CHANGES EFFECTING FORM S-8, FORM 8-K AND RULE 144 OF THE SECURITIES ACT OF 1933.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending Form S-8 and the Form 8-K . The amendments expanded the definition of a shell company ("Shell Company") to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revised the requirements for Form 8-K so that a Shell Company became required to include current Form 10 Information, including audited financial statements, in the filing on Form 8-K reporting the acquisition of the business opportunity. The rules are designed to assure that investors in Shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

 On February 15, 2008, the Securities and Exchange Commission adopted final rules amending Rule 144 (and Rule 145). The amendments imposed certain restrictions on securities issued by a Company that was ever a Shell Company. Footnote 172 to Amended Rule 144 exempted certain Issuers from the definition of a Shell Company:

"Rule 144(i) does not prohibit the resale of securities under Rule 144 that were not initially issued by a reporting or a non-reporting Shell Company or an issuer that has been at any time previously such a company, even when the issuer is a reporting or non-reporting Shell Company at the time of sale. Contrary to commenter's' concerns, Rule 144(i)(1)(i) is not intended to capture a "startup company," or, in other words, a company with a limited operating history, in the definition of a reporting or non-reporting Shell Company, as we believe that such a company does not meet the condition of having "no or nominal operations."

We believe that based upon the definition of a Shell Company set forth in Footnote 172, we are not a Shell Company because we have a limited operating history, were a start- up company, and as such, we do not have "no or nominal operations. Specifically, our inception date was May, 13th 2005. We began operations in September of 2006. We have had ongoing operations and have spent $120,850 to date on our operations to confirm viable minerals within the claim. These funds have been expensed due to PCAOB and GAAP rules. We will continue to dedicate funds through ongoing trenching seeking to identify and exploit any minerals within our mining claim asset. Further we paid an upfront fee of $2,000 for the Placer Del Mar claim, and retain 99% of the net smelter returns from any viable minerals within the claim. It is subject to a net smelter return of 1% to Mr. Almarez.

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

RESULTS OF OPERATIONS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006. We have generated no revenues and have incurred $120,850 in expenses from ongoing operations since inception through September 30, 2010.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q/A and authorized this report to be signed on its behalf by the undersigned, in the city of San Diego, state of California, on December 7, 2010.

                                       Placer del Mar, Ltd.


                                           /s/ Humberto Bravo
                                           -------------------------------------
                                       By: Humberto Bravo
                                           (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this Form 10/Q/A was signed by the following person in the capacities and date stated.


/s/ Humberto Bravo                                             December 7, 2010
---------------------------------------                        ----------------
Humberto Bravo, President & Director                                 Date
(Principal Executive Officer, Principal
Financial Officer,
Principal Accounting Officer)


/s/ Mario Laguna                                               December 7, 2010
---------------------------------------                        ----------------
Mario Laguna, Director                                               Date