Form 10-Q
period 2010-12-31
Placer Del Mar, Ltd.
filed 2011-01-25
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended December 31, 2010

                        Commission File Number 333-171307


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,720,000 shares of common stock, par value $0.001, as of January 18, 2011

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the three and six month periods ended December 31, 2010, prepared by the company, immediately follow.

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                             (Unaudited)             (Audited)
                                                                                As of                  As of
                                                                          December 31, 2010        June 30, 2010
                                                                          -----------------        -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $  35,191              $   1,292
  Accounts Receivable                                                            70,200                     --
                                                                              ---------              ---------
TOTAL CURRENT ASSETS                                                            105,391                  1,292
                                                                              ---------              ---------
OTHER ASSETS
  Mineral Rights License, net                                                   333,736                     --
                                                                              ---------              ---------
TOTAL OTHER ASSETS                                                              333,736                     --
                                                                              ---------              ---------

      TOTAL ASSETS                                                            $ 439,127              $   1,292
                                                                              =========              =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                            $     400              $   9,600
  Loan from shareholder                                                          81,800                 59,300
  Current portion of mineral rights liabilities, net discount of 20,039          26,623                     --
                                                                              ---------              ---------
TOTAL CURRENT LIABILITIES                                                       108,823                 68,900
                                                                              ---------              ---------
LONG TERM LIABILITIES
  Mineral Rights Liability, net discounts of 43,622                             309,716                     --
                                                                              ---------              ---------
TOTAL LONG TERM LIABILITIES                                                     309,716                     --
                                                                              ---------              ---------

      TOTAL LIABILITIES                                                       $ 418,539              $  68,900
                                                                              ---------              ---------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of December 31, 2010 and June 30, 2010                                      1,720                  1,720
  Additional paid-in capital                                                     42,480                 42,480
  Deficit accumulated during exploration stage                                  (23,612)              (111,808)
                                                                              ---------              ---------
TOTAL STOCKHOLDERS' EQUITY                                                       20,588                (67,608)
                                                                              ---------              ---------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                   $ 439,127              $   1,292
                                                                              =========              =========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                              May 13, 2005
                                           Six Months      Three Months      Six Months      Three Months      (inception)
                                             Ended            Ended            Ended            Ended           Through
                                           December 31,     December 31,     December 31,     December 31,     December 31,
                                              2010             2010             2009             2009             2010
                                           ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                 $  107,200       $  107,200       $       --       $       --       $  107,200
                                           ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                107,200          107,200               --               --          107,200
                                           ----------       ----------       ----------       ----------       ----------
OPERATING COSTS
  Exploration Expense                              --               --               --               --           23,474
  Amortization of mining rights license           930              930               --               --              930
  Administrative expenses                      16,401            7,359               48               24          104,735
                                           ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                          17,331            8,289               48               24          129,139

OTHER INCOME (LPSS)
  Interest expenses                            (1,673)          (1,673)              --               --           (1,673)
                                           ----------       ----------       ----------       ----------       ----------
TOTAL OTHER INCOME (LOSS)                      (1,673)          (1,673)              --               --           (1,673)
                                           ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                          $   88,196       $   97,238       $      (48)      $      (24)      $  (23,612)
                                           ==========       ==========       ==========       ==========       ==========

BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                                 $     0.05       $     0.06       $    (0.00)      $    (0.00)
                                           ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  1,720,000        1,720,000        1,720,000        1,720,000
                                           ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
           Statements of Changes in Stockholders' Equity (unaudited)
            From May 13, 2005 (Inception) through December 31, 2010
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                               Common         Additional      During
                                                Common          Stock          Paid-in      Exploration
                                                Stock           Amount         Capital         Stage            Total
                                                -----           ------         -------         -----            -----
BALANCE, MAY 13, 2005                                 --      $       --      $       --     $       --      $       --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                             1,000,000           1,000           9,000                         10,000

Stock issued for cash on June 14, 2005
 @ $0.01 per share                               420,000             420           3,780                          4,200

Stock issued for cash on June 30, 2005
 @ $0.10 per share                               200,000             200          19,800                         20,000

Net loss, June 30, 2005                                                                          (3,500)         (3,500)
                                              ----------      ----------      ----------     ----------      ----------
BALANCE, JUNE 30, 2005                         1,620,000           1,620          32,580         (3,500)         30,700
                                              ----------      ----------      ----------     ----------      ----------
Stock issued for services on May 22, 2006
 @ $0.10 per share                               100,000             100           9,900                         10,000

Net loss, June 30, 2006                                                                         (25,885)        (25,885)
                                              ----------      ----------      ----------     ----------      ----------
BALANCE, JUNE 30, 2006                         1,720,000           1,720          42,480        (29,385)         14,815
                                              ----------      ----------      ----------     ----------      ----------

Net loss, June 30, 2007                                                                         (29,105)        (29,105)
                                              ----------      ----------      ----------     ----------      ----------
BALANCE, JUNE 30, 2007                         1,720,000           1,720          42,480        (58,490)        (14,290)
                                              ----------      ----------      ----------     ----------      ----------

Net Loss June 30, 2008                                                                          (18,023)        (18,023)
                                              ----------      ----------      ----------     ----------      ----------
BALANCE, JUNE 30, 2008                         1,720,000           1,720          42,480        (76,513)        (32,313)
                                              ----------      ----------      ----------     ----------      ----------

Net Loss June 30, 2009                                                                          (24,649)        (24,649)
                                              ----------      ----------      ----------     ----------      ----------
BALANCE JUNE 30, 2009                          1,720,000           1,720          42,480       (101,162)        (56,962)
                                              ----------      ----------      ----------     ----------      ----------

Net Loss June 30, 2010                                                                          (10,646)        (10,646)
                                              ----------      ----------      ----------     ----------      ----------
BALANCE JUNE 30, 2010                          1,720,000           1,720          42,480       (111,808)        (67,608)
                                              ----------      ----------      ----------     ----------      ----------

Net Profit December 31, 2010                                                                     88,196          88,196
                                              ----------      ----------      ----------     ----------      ----------

BALANCE, DECEMBER 31, 2010 (UNAUDITED)         1,720,000      $    1,720      $   42,480     $  (23,612)     $   20,588
                                              ==========      ==========      ==========     ==========      ==========

                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                                     May 13, 2005
                                                      Six Months     Three Months     Six Months     Three Months     (inception)
                                                        Ended           Ended           Ended           Ended          Through
                                                      December 31,    December 31,    December 31,    December 31,    December 31,
                                                         2010            2010            2009            2009            2010
                                                      ----------      ----------      ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $   88,196      $   97,238      $      (48)     $      (24)     $  (23,612)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long-term liabilities                     1,673           1,673              --              --           1,673
     Amortization of mineral rights license                  930             930              --              --             930
     Stock issued for services                                --              --              --              --          10,000
  Changes in operating assets and liabilities:
     Accounts receivable                                 (70,200)        (70,200)             --              --         (70,200)
     Accounts payable and accrued expenses                (9,200)             --              --              --             400
                                                      ----------      ----------      ----------      ----------      ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       11,399          29,641             (48)            (24)        (80,809)
                                                      ----------      ----------      ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --              --              --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                     22,500           2,500             200              --          81,800
  Issuance of common stock                                    --              --              --              --           1,620
  Additional paid-in capital                                  --              --              --              --          32,580
                                                      ----------      ----------      ----------      ----------      ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       22,500           2,500             200              --         116,000
                                                      ----------      ----------      ----------      ----------      ----------

NET INCREASE (DECREASE) IN CASH                           33,899          32,141             152             (24)         35,191

CASH AT BEGINNING OF PERIOD                                1,292           3,050              38             214              --
                                                      ----------      ----------      ----------      ----------      ----------

CASH AT END OF PERIOD                                 $   35,191      $   35,191      $      190      $      190      $   35,191
                                                      ==========      ==========      ==========      ==========      ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Increase in mining rights license
 and long-term liabilities                               334,666         334,666              --              --         334,666

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                            $       --      $       --      $       --      $       --      $       --
                                                      ==========      ==========      ==========      ==========      ==========
  Income Taxes                                        $       --      $       --      $       --      $       --      $       --
                                                      ==========      ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Placer Del Mar, Ltd. (the "Company") was incorporated in the State of Nevada on May 13, 2005, and its year-end is June 30. The Company is "An Exploration Stage Company" as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 918, DEVELOPMENT STAGE ENTITIES. The Company obtained a mineral rights option agreement on June 3, 2005. The Company has ongoing exploration activities on the property and is considered to be a Smaller Reporting Company for U.S. Securities and Exchange Commission filing purposes. Management believes that based upon the definition of a Shell Company set forth in Footnote 172 to Amended Rule 144, The Company is not a Shell Company because they have a limited operating history, were a start-up company, and as such, does not have "no or nominal operations. Specifically, the Company's inception date was May, 13th 2005. The Company began operations in September of 2006 and has had ongoing operations and has spent $128,209 to date on operations to confirm viable minerals within the claim. These funds have been expensed due to PCAOB and GAAP rules. The Company will continue to dedicate funds through ongoing trenching seeking to identify and exploit any minerals within the mining claim asset. Further the Company paid an upfront fee of $2,000 for the Placer Del Mar claim, and retain 99% of the net smelter returns from any viable minerals within the claim. It is subject to a net smelter return of 1% to Mr. Almarez.

On December 8, 2010 the Company entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. As of December 31, 2010 the Company had reported revenue of $107,200 from the Conchuela extraction.

The Company is engaged in the exploration of mineral properties with a view to exploit any mineral deposits they discover that demonstrate economic viability. The Company will continue our operations in Phase One exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver while Roca Cantera Y Marmol continues its mineral extraction of Conchuela.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINERAL PROPERTY COSTS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006 and has realized $107,200 in revenues from its ongoing operations. All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

In May 2009, the FASB issued ASC No. 855 "Subsequent Events". ASC No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC No. 855 was effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through December 31, 2010 which represents the date on which the financial statements were issued.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company had reported revenue of $107,200 in the quarter ended December 31, 2010, the Company generated a net loss of $23,612 during the period from May 13, 2005 (inception) to December 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for exploration beyond Phase 1, this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTION (CONTINUED)

Loan from shareholder represents a loan from a related party. As of December 31, 2010 the loan balance is $81,800. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the company's business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

NOTE 6. INCOME TAXES

                                                         As of December 31, 2010
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforward                            $ 23,612
       Tax rate                                                        34%
                                                                 --------
     Gross deferred tax assets                                      8,028
     Valuation allowance                                           (8,028)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2010, the Company has a net operating loss carryforward of $23,612. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 8. MINERAL PROPERTY (CONTINUED)

The Company entered Mineral Rights Revenue Sharing Agreement with Mr. Almarez. Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez gives and grants to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 (present value is 334,666) by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favour of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006.

The term of the option shall be for a period of 30 years from the signing date of this agreement, renewable upon the anniversary date of this agreement for an additional 30 year period at the sole discretion of the Company for a one-time payment of $100,000.

The total estimated square footage of the Conchuela reserves is not known at this time. The Company recorded $334,666 as mineral rights license and amortizes them for 30 year option period.

NOTE 9. MINERAL EXTRACTION AGREEMENT FOR CONCHUELA

On December 8, 2010 the Company entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. Payments to Placer for the extraction of Conchuela will commence no later than December 31, 2010 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. The term of this Mineral Extraction Rights Agreement is for a period of five years, renewable upon the anniversary date of the agreement for an additional 25 year period at the sole discretion of Placer del Mar for a one-time payment of $55,000.

Under the terms of the Mineral Extraction Agreement Roca Cantera Y Marmol, Canteras Acabados Finos will pay Placer del Mar $0.88 per square foot for all Conchuela extracted from the Property commencing with extraction activities beginning on December 8, 2010. The first section consists of one acre with a surface area of 43,560 square feet and is one of 46.2 acres included in this Agreement. Payments shall be calculated on the total number of square feet extracted each month from the Property and due and payable to us within thirty days, with a minimum monthly payment of $8,000. As of December 31, 2010 the Company have generated $107,200 in revenue from the Conchuela extraction.

NOTE 10. STOCK TRANSACTIONS

On May 20, 2005 the Company issued 1,000,000 shares of common stock for cash at $0.01 per share.

On June 14, 2005 the Company issued 420,000 shares of common stock for cash at $0.01 per share

On June 30, 2005 the Company issued 200,000 shares of common stock for cash at $0.10 per share.

On May 22, 2006 the Company issued 100,000 shares of common stock for services at $0.10 per share.

As of December 31, 2010 the Company had 1,720,000 shares of common stock issued and outstanding.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2010
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,720,000 shares issued and outstanding.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2010 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

OVERVIEW OF OUR BUSINESS

Placer Del Mar, Ltd. was incorporated in Nevada on May 13, 2005 for the purpose of mining and mineral exploration. Placer Del Mar, Ltd. has a mineral rights revenue sharing agreement with Jorge Alberto Almarez of 157 Calle Federico, Rosarito B.C. Mexico to explore a property owned by him for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Our revenue sharing agreement grants us the right to free access and exploration of the property together with the right to file a mining claim on the property located 15 miles southeast of Playas del Rosarito, Baja California, Mexico. The Placer Del Mar mining claim was filed on April 24, 2006 with the Mexican government. From the dates of June, 6th 2005 through April, 24th 2006, Placer Del Mar owned an option which granted Placer the right to exercise a mining claim on the Almarez property. On April 24th 2006 Placer Del Mar exercised its option according to the terms of the option agreement. The terms of the option agreement were: $2,000 was paid to Mr. Almarez for the option, and Placer was to pay Almarez 10% net smelter returns royalty for any mineralization found on the property. On April 24th, 2006 Placer Del Mar entered into a new agreement with Almarez, which granted full ownership of the mineral rights located on the Almarez property to Placer Del Mar subject to a 1 % net smelter returns royalty reserved in favor of Mr. Almarez for any and all minerals extracted by Placer from the property. Almarez continues to own the land. Placer Del Mar owns any possible mineralization on the land or beneath the surface subject to the royalty for Almarez. The principal executive offices of Placer Del Mar, Ltd. is located at 302 Washington Street #351, San Diego, CA 92103. The telephone number is (775) 352-3839.

The Company continues the exploration and trenching activities that began on September 27, 2006. Further exploration will be required before the Company is able to determine the economic viability of the property for mainly gold, tungsten, perlite, sulfides, titanium, and silver.

On December 8, 2010, Placer Del Mar entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property per its rights as Operator and right to appoint a nominee under the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 between Placer Del Mar and Mr. Almarez as amended on December 8, 2010. While Roca Cantera Y Marmol continues its mineral extraction of Conchuela, we will continue our operations in Phase One exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Any revenues derived from the Conchuela extraction will be used to help pay for our operating and exploration expenses. At this time we are unable to estimate how much total revenue will be generated from the Conchuela extraction, however, per our agreement with Roca Cantera Y Marmol they are to pay us a minimum of $8,000 per month commencing no later than December 31, 2010. As of December 31, 2010 we have generated $107,200 in revenues from the Conchuela extraction.

Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez hereby gives and grants to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favor of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006. The total estimated square footage of the Conchuela reserves is not known at this time. The Company recorded $334,666 as a mineral rights license and amortizes them for a 30 year option period.

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

On July 20, 2007 our Registration Statement on Form SB-2 was declared effective. On October 3, 2008 FINRA cleared Placer Del Mar for an unpriced quotation on the OTC Bulletin Board under the symbol PDMT. On May 20, 2009 the company filed Form 15, Notice of Suspension of Duty to File Reports. On September 15, 2010 the company filed a Form 10 Registration Statement with SEC to reinstate company. On December 21, 2010 the Company filed a Registration Statement on Form S-1 which was declared effective of January 3, 2011.

DESCRIPTION OF BUSINESS

The Company continues exploration and trenching activities that began on September 27, 2006 exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Prior to beginning Phase One of our exploration program, we retained 3 GEO Geological Services, a professional geological firm, to complete an initial review of the claim and to provide us with a geological report respecting the claim that included exploration recommendations. Our president filed a mineral claim with the Mexican government on April 24, 2006 on behalf of the company.

From May 2009 through March 2010 Mr. Bravo was unable to provide funds to the Company while he handled his personal financial affairs. Without his funding, or other sources of cash, we did not have sufficient funds to continue operations due to Mr. Bravo's inability to continue to loan the Company funds at that time and determined it was in the best interests to put our exploration program, that we began in September 2006, on hold. In April 2010 we reactivated our program and resumed trenching activities due to Mr. Bravo's improved personal financial condition and his ability to again provide us with funding. Phase One will require approximately another twenty one months to complete. Once Phase One is completed, the company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies that will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. The total estimated costs of $100,000 for Phase One includes $2,000 for a geological study and $70,000 to $80,000 for ongoing trenching. Through December 31, 2010 we have spent $23,474 on Phase One exploration activities, $3,920 spent in the year ended June 30, 2006, $8,054 spent in the year ended June 30, 2007, $2,500 spent in the year ended June 30, 2008 and $9,000 spent in the year ended June 30, 2010. We believe our current cash balance of $35,191, plus revenues and loans from Mr. Bravo as needed, will be sufficient to fund completion of Phase One. Mr. Bravo has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for twenty-four months (a total of $144,000), beginning in April 2010. Mr. Bravo has assured us in writing he has sufficient financial resources to provide the company with the required capital to complete Phase One.

Mr. Bravo loaned the company $2,500 during the quarter ended December 31, 2010 and will continue to loan the company funds on a month by month basis, as needed. The total amount owed Mr. Bravo at December 31, 2010 is $81,800. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the company's business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

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

On December 8, 2010, Placer Del Mar entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property per its rights as Operator and right to appoint a nominee under the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 between Placer Del Mar and Mr. Almarez as amended on December 8, 2010. While Roca Cantera Y Marmol continues its mineral extraction of Conchuela, we will continue our operations in Phase One exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Any revenues derived from the Conchuela extraction will be used to help pay for our operating and exploration expenses. At this time we are unable to estimate how much total revenue will be generated from the Conchuela extraction, however, per our agreement with Roca Cantera Y Marmol they are to pay us a minimum of $8,000 per month commencing no later than December 31, 2010. As of December 31, 2010 we have generated $107,200 in revenue from the Conchuela extraction.

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

We believe that based upon the definition of a Shell Company set forth in Footnote 172, we are not a Shell Company because we have a limited operating history, were a start-up company, and as such, we do not have "no or nominal operations. Specifically, our inception date was May, 13th 2005. We began operations in September of 2006. We have had ongoing operations and have spent $129,139 to date on our operations to confirm viable minerals within the claim. These funds have been expensed due to PCAOB and GAAP rules. We will continue to dedicate funds through ongoing trenching seeking to identify and exploit any minerals within our mining claim asset. Further we paid an upfront fee of $2,000 for the Placer Del Mar claim, and retain 99% of the net smelter returns from any viable minerals within the claim. It is subject to a net smelter return of 1% to Mr. Almarez.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2010 was $35,191 with $70,200 in accounts receivable. There was no cash provided by financing activities for the period ended December 31, 2010. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors and $81,800 from loan from shareholder. We believe our existing cash balance, revenue from the Conchuela extraction and any funds loaned from Mr. Bravo will be sufficient to fund our operations for the next twelve months during our exploration stage. Through December 31, 2010 we have spent $23,474 on Phase One exploration activities. In addition to our existing cash, Mr. Bravo has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twenty-four months (a total of $144,000), beginning in April 2010. From April 2010 to December 31, 2010 Mr. Bravo loaned the company $23,800, leaving $120,200 available to the Company until March 2012. The cumulative total amount of the loan at September 30, 2010 was $81,800. No amount of funds, loaned to the Company by Mr. Bravo, has been repaid as of the date of this filing.

In the event we are unable to continue to generate revenue from the Conchuela extraction and Mr. Bravo does not provide the funding as discussed above, our business will likely fail, we may cease operations, and investors will likely lose their money.

RESULTS OF OPERATIONS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006. We have generated $107,200 in revenues and have incurred $130,812 in expenses from ongoing operations since inception through December 31, 2010, resulting in a net loss of $23,612.

The following table provides selected financial data about our company for the period ended December 31, 2010.

                     Balance Sheet Data:          12/31/2010
                     -------------------          ----------

                     Cash                          $ 35,191
                     Total assets                  $439,127
                     Total liabilities             $418,539
                     Shareholders' equity          $ 20,588

During the three month periods ended December 31, 2010 and 2009 we generated $107,200 and $0 in revenues, respectively. During the three month period ended December 31, 2010 we incurred $8,289 in general and administrative expenses and $1,673 in interest expense. For the three month period ended December 31, 2009 we incurred $24 in general and administrative expenses. The increase in revenue and expenses from 2009 to 2010 was due to the resumption of our exploration activities and the extraction of Conchuela from the property.

During the six month periods ended December 31, 2010 and 2009 we generated $107,200 and $0 in revenues, respectively. During the six month period ended December 31, 2010 we incurred $17,331 in general and administrative expenses and $1,673 in interest expense. For the six month period ended December 31, 2009 we incurred $48 in general and administrative expenses. The increase in revenue and expenses from 2009 to 2010 was due to the resumption of our exploration activities and the extraction of Conchuela from the property.

GOING CONCERN

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

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

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

There was no information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-171307, at the SEC website at www.sec.gov:

Exhibit No.                              Description
-----------                              -----------

   3.1         Articles of Incorporation*
   3.2         Bylaws*
  31           Sec. 302 Certification of Principal Executive & Financial Officer
  32           Sec. 906 Certification of Principal Executive & Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of San Diego, state of California, on January 18, 2011.

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


/s/ Humberto Bravo                                             January 18, 2011
------------------------------------------------               ----------------
Humberto Bravo, President & Director                                 Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)


/s/ Mario Laguna                                               January 18, 2011
------------------------------------------------               ----------------
Mario Laguna, Director                                               Date