Form 10-Q
period 2011-03-31
Placer Del Mar, Ltd.
filed 2011-05-13
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2011

                        Commission File Number 000-54118


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,720,000 shares of common stock, par value $0.001, as of May 13, 2011

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the three and nine month periods ended March 31, 2011, prepared by the Company, immediately follow.

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                      (Unaudited)        (Audited)
                                                                        As of              As of
                                                                       March 31,          June 30,
                                                                         2011               2010
                                                                       --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $  7,322           $  1,292
  Accounts Receivable                                                   122,152                 --
                                                                       --------           --------
      TOTAL CURRENT ASSETS                                              129,474              1,292
                                                                       --------           --------
OTHER ASSETS
  Mineral Rights License,net                                            330,947                 --
                                                                       --------           --------
      TOTAL OTHER ASSETS                                                330,947                 --
                                                                       --------           --------

      TOTAL ASSETS                                                     $460,421           $  1,292
                                                                       ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $  1,375           $  9,600
  Loan from shareholder                                                  81,800             59,300
  Current portion of mineral rights liabilities, net discount            47,123                 --
                                                                       --------           --------
      TOTAL CURRENT LIABILITIES                                         130,298             68,900
                                                                       --------           --------
LONG TERM LIABILITIES
  Mineral Rights Liability, net discount of $47,123                     294,287                 --
                                                                       --------           --------
      TOTAL LONG TERM LIABILITIES                                       294,287                 --
                                                                       --------           --------

      TOTAL LIABILITIES                                                 424,585             68,900
                                                                       --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of March 31, 2011 and June 30, 2010 respectively                    1,720              1,720
  Additional paid-in capital                                             42,480             42,480
  Deficit accumulated during exploration stage                           (8,364)          (111,808)
                                                                       --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                         35,836            (67,608)
                                                                       --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $460,421           $  1,292
                                                                       ========           ========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                      Statements of Operations (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                          May 13, 2005
                                           Three Months    Nine Months   Three Months      Nine Months     (inception)
                                              Ended          Ended          Ended            Ended          Through
                                             March 31,      March 31,      March 31,        March 31,       March 31,
                                               2011           2011           2010             2010            2011
                                            ----------     ----------     ----------       ----------      ----------
REVENUES
  Revenues                                  $   51,952     $  159,152     $       --       $       --      $  159,152
                                            ----------     ----------     ----------       ----------      ----------
TOTAL REVENUES                                  51,952        159,152             --               --         159,152
                                            ----------     ----------     ----------       ----------      ----------
OPERATING COSTS
  Exploration expense                           18,000         18,000             --               --          41,474
  Amortization of mineral rights license         2,789          3,719             --               --           3,719
  Administrative expenses                       10,844         27,245            874              922         115,580
                                            ----------     ----------     ----------       ----------      ----------
TOTAL OPERATING COSTS                           31,633         48,964           (874)            (922)        160,773

OTHER INCOME(LOSS)
  Interest expense                              (5,070)        (6,744)            --               --          (6,744)
                                            ----------     ----------     ----------       ----------      ----------
TOTAL OTHER INCOME(LOSS)                        (5,070)        (6,744)            --               --          (6,744)

NET INCOME (LOSS)                           $   15,248     $  103,444     $     (874)      $     (922)     $   (8,364)
                                            ==========     ==========     ==========       ==========      ==========
BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                                  $     0.05     $     0.05     $     0.00       $     0.00
                                            ==========     ==========     ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                          1,720,000      1,720,000      1,720,000        1,720,000
                                            ==========     ==========     ==========       ==========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
            Statements of Changes in Stockholders' Equity (unaudited)
              From May 13, 2005 (Inception) through March 31, 2011
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                               Common       Additional     During
                                                 Common        Stock         Paid-in     Exploration
                                                 Stock         Amount        Capital        Stage         Total
                                                 -----         ------        -------        -----         -----
BALANCE, MAY 13, 2005                                  --     $      --     $      --     $      --     $      --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                              1,000,000         1,000         9,000                      10,000
Stock issued for cash on June 14, 2005
 @ $0.01 per share                                420,000           420         3,780                       4,200
Stock issued for cash on June 30, 2005
 @ $0.10 per share                                200,000           200        19,800                      20,000
Net loss,  June 30, 2005                                                                     (3,500)       (3,500)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2005                          1,620,000         1,620        32,580        (3,500)       30,700

Stock issued for services on May 22, 2006
 @ $0.10 per share                                100,000           100         9,900                      10,000
Net loss,  June 30, 2006                                                                    (25,885)      (25,885)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2006                          1,720,000         1,720        42,480       (29,385)       14,815

Net loss,  June 30, 2007                                                                    (29,105)      (29,105)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2007                          1,720,000         1,720        42,480       (58,490)      (14,290)

Net Loss June 30, 2008                                                                      (18,023)      (18,023)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2008                          1,720,000         1,720        42,480       (76,513)      (32,313)

Net Loss June 30, 2009                                                                      (24,649)      (24,649)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2009                          1,720,000         1,720        42,480      (101,162)      (56,962)

Net Loss June 30, 2010                                                                      (10,646)      (10,646)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2010                          1,720,000         1,720        42,480      (111,808)      (67,608)

Net Profit March 31, 2011                                                                   103,444       103,444
                                              -----------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 2010 (UNAUDITED)             1,720,000     $   1,720     $  42,480     $ (8,364)     $  35,836
                                              ===========     =========     =========     =========     =========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                      Statements of Cash Flows (Unaudited)
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                                 May 13,2005
                                                   Three Months     Nine Months    Three Months    Nine Months   (inception)
                                                      Ended           Ended           Ended          Ended         through
                                                     March 31,       March 31,       March 31,      March 31,      March 31,
                                                       2011            2011            2010           2010           2011
                                                     --------        --------        --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $  15,248       $ 103,444       $    (874)     $    (922)     $  (8,364)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Discount of long-term liabilities                   5,071           6,743              --             --          6,743
     Amortization of mineral right license               2,789           3,719              --             --          3,719
  Changes in operating assets and liabilities:
     Accounts receivable                               (51,952)       (122,152)             --             --       (122,152)
     Accounts payable and accrued expenses                 975          (8,225)             --             --          1,375
                                                     ---------       ---------       ---------      ---------      ---------
          NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES                                  (27,869)        (16,471)           (874)          (922)      (118,679)
                                                     ---------       ---------       ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING
           ACTIVITIES                                       --              --              --             --             --
                                                     ---------       ---------       ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                       --          22,500             800          1,000         81,800
  Issuance of common stock                                  --              --              --             --          1,720
  Additional paid-in capital                                --              --              --             --         42,480
                                                     ---------       ---------       ---------      ---------      ---------
          NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES                                       --          22,500             800          1,000        126,000
                                                     ---------       ---------       ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                        (27,869)          6,029             (74)            78          7,321

CASH AT BEGINNING OF PERIOD                             35,191           1,292             190             38             --
                                                     ---------       ---------       ---------      ---------      ---------

CASH AT END OF PERIOD                                $   7,322       $   7,322       $     116            116      $   7,322
                                                     =========       =========       =========      =========      =========

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Increase in mining rights license
   and long-term liabilities                           334,666         334,666              --             --        334,666

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                           $      --       $      --       $      --      $      --      $      --
                                                     =========       =========       =========      =========      =========
  Income Taxes                                       $      --       $      --       $      --      $      --      $      --
                                                     =========       =========       =========      =========      =========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                            (Stated in U.S. Dollars)


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Placer Del Mar, Ltd. (the "Company") was incorporated in the State of Nevada on May 13, 2005, and its year-end is June 30. The Company is "An Exploration Stage Company" as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 918, DEVELOPMENT STAGE ENTITIES. The Company obtained a mineral rights option agreement on June 3, 2005. The Company has ongoing exploration activities on the property and is considered to be a Smaller Reporting Company for U.S. Securities and Exchange Commission filing purposes. Management believes that based upon the definition of a Shell Company set forth in Footnote 172 to Amended Rule 144, The Company is not a Shell Company because they have a limited operating history, were a start-up company, and as such, does not have "no or nominal operations. Specifically, the Company's inception date was May, 13th 2005. The Company began operations in September of 2006 and has had ongoing operations and has spent $167,517 to date on operations to confirm viable minerals within the claim. These funds have been expensed due to PCAOB and GAAP rules. The Company will continue to dedicate funds through ongoing trenching seeking to identify and exploit any minerals within the mining claim asset. Further the Company paid an upfront fee of $2,000 for the Placer Del Mar claim, and retain 99% of the net smelter returns from any viable minerals within the claim. It is subject to a net smelter return of 1% to Mr. Almarez.

On December 8, 2010 the Company entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. As of March 31, 2011 the Company had reported revenue of $159,152 from the Conchuela extraction.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                            (Stated in U.S. Dollars)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINERAL PROPERTY COSTS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006 and has realized $159,152 in revenues from its ongoing operations. All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                            (Stated in U.S. Dollars)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $51,952 in the quarter ended March 31, 2011, the Company generated a net loss of $8,364 during the period from May 13, 2005 (inception) to March 31, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for exploration beyond Phase 1, this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                            (Stated in U.S. Dollars)


NOTE 5. RELATED PARTY TRANSACTION (CONTINUED)

Loan from shareholder represents a loan from a related party. As of March 31, 2011 the loan balance is $81,800. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the company's business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

NOTE 6. INCOME TAXES
                                                As of
                                               March 31,
                                                 2011
                                               --------
      Deferred tax assets:
        Net operating tax carryforward         $  8,364
        Tax rate                                     34%
                                               --------
      Gross deferred tax assets                   2,844
      Valuation allowance                        (2,844)
                                               --------

      Net deferred tax assets                  $      0
                                               ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2011, the Company has a net operating loss carryforward of $8,364. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                            (Stated in U.S. Dollars)


NOTE 8. MINERAL PROPERTY (CONTINUED)

The Company entered Mineral Rights Revenue Sharing Agreement with Mr. Almarez. Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez gives and grants to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 (present value is $294,287) by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favour of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006.

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

NOTE 9. MINERAL EXTRACTION AGREEMENT FOR CONCHUELA

On December 8, 2010 the Company entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. Payments to Placer for the extraction of Conchuela began in the fourth quarter of 2010 for the exclusive right to extract only Conchuela from the Property. The term of this Mineral Extraction Rights Agreement is for a period of five years, renewable upon the anniversary date of the agreement for an additional 25 year period at the sole discretion of Placer del Mar for a one-time payment of $55,000.

Under the terms of the Mineral Extraction Agreement Roca Cantera Y Marmol, Canteras Acabados Finos will pay Placer del Mar $0.88 per square foot for all Conchuela extracted from the Property for its mineral extraction activities which began in the fourth quarter of 2010. The first section consists of one acre with a surface area of 43,560 square feet and is one of 46.2 acres included in this Agreement. Payments shall be calculated on the total number of square feet extracted each month from the Property and due and payable to us within thirty days, with a minimum monthly payment of $8,000. As of March 31, 2011 the Company has generated $159,152 in revenue from the Conchuela extraction.

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

As of March 31, 2011 the Company had 1,720,000 shares of common stock issued and outstanding.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                            (Stated in U.S. Dollars)


NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,720,000 shares issued and outstanding.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2011 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

On December 8, 2010, Placer Del Mar entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property per its rights as Operator and right to appoint a nominee under the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 between Placer Del Mar and Mr. Almarez as amended on December 8, 2010. While Roca Cantera Y Marmol continues its mineral extraction of Conchuela, we will continue our operations in Phase One exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Any revenues derived from the Conchuela extraction will be used to help pay for our operating and exploration expenses. At this time we are unable to estimate how much total revenue will be generated from the Conchuela extraction, however, per our agreement with Roca Cantera Y Marmol they are to pay us a minimum of $8,000 per month commencing no later than December 31, 2010. As of March 31, 2011 we have generated $159,152 in revenues from the Conchuela extraction.

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

On July 20, 2007 our Registration Statement on Form SB-2 was declared effective. On October 3, 2008 FINRA cleared Placer Del Mar for an unpriced quotation on the OTC Bulletin Board under the symbol PDMT. On May 20, 2009 the Company filed Form 15, Notice of Suspension of Duty to File Reports. On September 15, 2010 the Company filed a Form 10 Registration Statement with SEC to reinstate the Company. On December 21, 2010 the Company filed a Registration Statement on Form S-1 which was declared effective of January 3, 2011.

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

From May 2009 through March 2010 Mr. Bravo was unable to provide funds to the Company while he handled his personal financial affairs. Without his funding, or other sources of cash, we did not have sufficient funds to continue operations due to Mr. Bravo's inability to continue to loan the Company funds at that time and determined it was in the best interests to put our exploration program, that we began in September 2006, on hold. In April 2010 we reactivated our program and resumed trenching activities due to Mr. Bravo's improved personal financial condition and his ability to again provide us with funding. Phase One will require approximately another twenty one months to complete. Once Phase One is completed, the Company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies that will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. The total estimated costs of $100,000 for Phase One includes $2,000 for a geological study and $70,000 to $80,000 for ongoing trenching. Through March 31, 2011 we have spent $41,474 on Phase One exploration activities, $3,920 spent in the year ended June 30, 2006, $8,054 spent in the year ended June 30, 2007, $2,500 spent in the year ended June 30, 2008, $9,000 spent in the year ended June 30, 2010 and $18,000 in the current fiscal year. We believe our current cash balance of $7,322, plus revenues and loans from Mr. Bravo as needed, will be sufficient to fund completion of Phase One. Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the with business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for twenty-four months (a total of $144,000), beginning in April 2010. Mr. Bravo has assured us in writing he has sufficient financial resources to provide the Company with the required capital to complete Phase One.

Mr. Bravo did not have to loan the Company any funds during the quarter ended March 31, 2011. He will continue to loan the Company funds on a month by month basis, as needed. The total amount owed Mr. Bravo at March 31, 2011 is $81,800. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the Company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the Company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

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

On December 8, 2010, Placer Del Mar entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property per its rights as Operator and right to appoint a nominee under the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 between Placer Del Mar and Mr. Almarez as amended on December 8, 2010. While Roca Cantera Y Marmol continues its mineral extraction of Conchuela, we will continue our operations in Phase One exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Any revenues derived from the Conchuela extraction will be used to help pay for our operating and exploration expenses. At this time we are unable to estimate how much total revenue will be generated from the Conchuela extraction, however, per our agreement with Roca Cantera Y Marmol they are to pay us a minimum of $8,000 per month beginning in the fourth quarter of 2010. As of March 31, 2011 we have generated $159,152 in revenue from the Conchuela extraction.

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

We believe that based upon the definition of a Shell Company set forth in Footnote 172, we are not a Shell Company because we have a limited operating history, were a start- up company, and as such, we do not have "no or nominal operations. Specifically, our inception date was May, 13th 2005. We began operations in September of 2006. We have had ongoing operations and have spent $167,517 to date on our operations to confirm viable minerals within the claim. These funds have been expensed due to PCAOB and GAAP rules. We will continue to dedicate funds through ongoing trenching seeking to identify and exploit any minerals within our mining claim asset. Further we paid an upfront fee of $2,000 for the Placer Del Mar claim, and retain 99% of the net smelter returns from any viable minerals within the claim. It is subject to a net smelter return of 1% to Mr. Almarez.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2011 was $7,322 with $122,152 in accounts receivable. There was no cash provided by financing activities for the period ended March 31, 2011. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors. We believe our existing cash balance, revenue from the Conchuela extraction and any funds loaned from Mr. Bravo will be sufficient to fund our operations for the next twelve months during our exploration stage. Through March 31, 2011 we have spent $41,474 on Phase One exploration activities. In addition to our existing cash, Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the Company's business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for the next twenty-four months (a total of $144,000), beginning in April 2010. From April 2010 to March 31, 2011 Mr. Bravo loaned the Company $23,800, leaving $120,200 available to the Company until March 2012. The cumulative total amount of the loan at September 30, 2010 was $81,800. No amount of funds, loaned to the Company by Mr. Bravo, has been repaid as of the date of this filing.

In the event we are unable to continue to generate revenue from the Conchuela extraction and Mr. Bravo does not provide the funding as discussed above, our business will likely fail, we may cease operations, and investors will likely lose their money.

RESULTS OF OPERATIONS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006. We have generated $159,152 in revenues and have incurred $167,517 in expenses from ongoing operations since inception through March 31, 2011, resulting in a net loss of $8,364.

The following table provides selected financial data about our Company for the period ended March 31, 2011.

                     Balance Sheet Data:           3/31/2011
                     -------------------           ---------

                     Cash                          $   7,322
                     Total assets                  $ 460,421
                     Total liabilities             $ 424,585
                     Shareholders' equity          $  35,836

During the three month periods ended March 31, 2011 and 2010 we generated $51,952 and $0 in revenues, respectively. During the three month period ended March 31, 2011 we incurred $13,634 in general and administrative expenses, $5,070 in interest expense and $18,000 in exploration expense. For the three month period ended March 31, 2010 we incurred $874 in general and administrative expenses. The increase in revenue and expenses from 2010 to 2011 was due to the resumption of our exploration activities and the extraction of Conchuela from the property.

During the nine month periods ended March 31, 2011 and 2010 we generated $159,152 and $0 in revenues, respectively. During the nine month period ended March 31, 2011 we incurred $30,964 in general and administrative expenses, $6,744 in interest expense and $18,000 in exploration expense. For the nine month period ended March 31, 2010 we incurred $922 in general and administrative expenses. The increase in revenue and expenses from 2010 to 2011 was due to the resumption of our exploration activities and the extraction of Conchuela from the property.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of San Diego, state of California, on May 13, 2011.

                                          Placer del Mar, Ltd.


                                          /s/ Humberto Bravo
                                          --------------------------------------
                                          By: Humberto Bravo
                                              (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this Form 10-Q was signed by the following person in the capacities and date stated.


/s/ Humberto Bravo                                               May 13, 2011
---------------------------------------                          ------------
Humberto Bravo, President & Director                                Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer)


/s/ Mario Laguna                                                 May 13, 2011
---------------------------------------                          ------------
Mario Laguna, Director                                              Date