Form 10-K
period 2011-06-30
Placer Del Mar, Ltd.
filed 2011-11-14
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2011

                        Commission File Number 000-54118

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

                                 (775) 352-3839
                               (Telephone Number)

                                 Humberto Bravo
                           302 Washington Street #351
                            San Diego, CA 92103-4221
                                 (775) 352-3839
            (Name, Address and Telephone Number of Agent for Service)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2011, the registrant had 1,720,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 30, 2011.

                              PLACER DEL MAR, LTD.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                             3
Item 1A. Risk Factors                                                        17
Item 2.  Properties                                                          20
Item 3.  Legal Proceedings                                                   21
Item 4.  [Removed and Reserved]                                              21

                               Part II

Item 5.  Market for Registrant's Common Equity & Related Stockholder
         Matters                                                             21
Item 7.  Management's Discussion and Analysis of Financial Condition or
         Results of Operations                                               22
Item 8.  Financial Statements                                                27
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                38
Item 9A. Controls and Procedures                                             38
Item 9B. Other Information                                                   39

                              Part III

Item 10. Directors and Executive Officers                                    41
Item 11. Executive Compensation                                              43
Item 12. Security Ownership of Certain Beneficial Owners and Management      45
Item 13. Certain Relationships and Related Transactions                      45
Item 14. Principal Accounting Fees and Services                              46

                               Part IV

Item 15. Exhibits                                                            46

Signatures                                                                   47

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

ITEM 1. BUSINESS

Placer Del Mar, Ltd. was incorporated in Nevada on May 13, 2005 for the purpose of mining and mineral exploration. Placer Del Mar, Ltd. has a mineral rights revenue sharing agreement with Jorge Alberto Almarez of 157 Calle Federico, Rosarito B.C. Mexico to explore a property owned by him for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Our revenue sharing agreement grants us the right to free access and exploration of the property together with the right to file a mining claim on the property located 7 miles east of Rosarito, Baja California, Mexico on Avenida Canyon Rosarito, 500 meters east of Machado Cemetary (Longitude: 32 degrees, 21.15 minutes, 10 seconds North,
Latitude: 118 degrees, 57.27 minutes, 46 seconds West, Elevation: 174 Meters). The Placer Del Mar mining claim was filed on April 24, 2006 with the Mexican government. From the dates of June, 6th 2005 through April, 24th 2006, Placer Del Mar owned an option which granted Placer the right to exercise a mining claim on the Almarez property. On April 24th 2006 Placer Del Mar exercised its option according to the terms of the option agreement. The terms of the option agreement were: $2,000 was paid to Mr. Almarez for the option, and Placer was to pay Almarez 10% net smelter returns royalty for any mineralization found on the property. On April 24th, 2006 Placer Del Mar entered into a new agreement with Almarez, which granted full ownership of the mineral rights located on the Almarez property to Placer Del Mar subject to a 1 % net smelter returns royalty reserved in favor of Mr. Almarez for any and all minerals extracted by Placer from the property. Almarez continues to own the land. Placer Del Mar owns any possible mineralization on the land or beneath the surface subject to the royalty for Almarez. The principal executive offices of Placer Del Mar, Ltd. is located at 302 Washington Street #351, San Diego, CA 92103. The telephone number is (775) 352-3839.

The Company continues the exploration and trenching activities that began on September 27, 2006. Further exploration will be required before the Company is able to determine the economic viability of the property for mainly gold, tungsten, perlite, sulfides, titanium, and silver.

On December 8, 2010, Placer Del Mar entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property per its rights as Operator and right to appoint a nominee under the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 between Placer Del Mar and Mr. Almarez as amended on December 8, 2010. While Roca Cantera Y Marmol continues its mineral extraction of Conchuela, we will continue our operations in Phase One exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Any revenues derived from the Conchuela extraction will be used to help pay for our operating and exploration expenses. At this time we are unable to estimate how much total revenue will be generated from the Conchuela extraction, however, per our agreement with Roca Cantera Y Marmol they are to pay us a minimum of $8,000 per month commencing no later than December 31, 2010. As of June 30, 2011 the Company has generated $183,281 in revenue from the Conchuela extraction and has an outstanding receivable balance of $146,281.

Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez hereby gives and grants to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the Company with a related liability, subject to a payment of $400,000 by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favor of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. According to a letter from Mr. Almarez dated June 30, 2011, he agreed to extend the payment due date from June 30, 2011 to December 1, 2011. The monthly amount of $6,666 will continue to accrue as of June 1, 2011 and if the Company is able to make payments before December 1, 2011 the Company will do so. If no payments are made prior to December 1, 2011 the amounts due on that date will be $46,662. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006. The total estimated square footage of the Conchuela reserves is not known at this time. The Company recorded $334,666 as a mineral rights license and amortizes them for a 30 year option period.

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

GENERAL INFORMATION

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

From May 2009 through March 2010 Mr. Bravo was unable to provide funds to the Company while he handled his personal financial affairs. Without his funding, or other sources of cash, we did not have sufficient funds to continue operations due to Mr. Bravo's inability to continue to loan the Company funds at that time and determined it was in the best interests to put our exploration program, that we began in September 2006, on hold. In April 2010 we reactivated our program and resumed trenching activities due to Mr. Bravo's improved personal financial condition and his ability to again provide us with funding. Phase One will require approximately another twelve months to complete. Once Phase One is completed, the Company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies that will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. The total estimated costs of $100,000 for Phase One includes $2,000 for a geological study and $70,000 to $80,000 for ongoing trenching. Through March 31, 2011 we have spent $41,474 on Phase One exploration activities, $3,920 spent in the year ended June 30, 2006, $8,054 spent in the year ended June 30, 2007, $2,500 spent in the year ended June 30, 2008, $9,000 spent in the year ended June 30, 2010 and $18,000 in the current fiscal year. We believe our current cash balance of $7,322, plus revenues and loans from Mr. Bravo as needed, will be sufficient to fund completion of Phase One. Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the with business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for twenty-four months (a total of $144,000), beginning in April 2010. Mr. Bravo has assured us in writing he has sufficient financial resources to provide the Company with the required capital to complete Phase One.

Mr. Bravo loaned the Company $26,500 during the year ended June 30, 2011. He will continue to loan the Company funds on a month by month basis, as needed. The total amount owed Mr. Bravo at June 30, 2011 is $85,800. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the Company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the Company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

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

On December 8, 2010, Placer Del Mar entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property per its rights as Operator and right to appoint a nominee under the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 between Placer Del Mar and Mr. Almarez as amended on December 8, 2010. While Roca Cantera Y Marmol continues its mineral extraction of Conchuela, we will continue our operations in Phase One exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Any revenues derived from the Conchuela extraction will be used to help pay for our operating and exploration expenses. At this time we are unable to estimate how much total revenue will be generated from the Conchuela extraction, however, per our agreement with Roca Cantera Y Marmol they are to pay us a minimum of $8,000 per month beginning in the fourth quarter of 2010. As of June 30, 2011 we have generated $183,281 in revenue from the Conchuela extraction.

LOCATION AND ACCESS

Our mineral claim to which we have the right of free access and exploration, as well as the sole and exclusive right to establish mineral claims upon, subject to a Net Smelter Royalty Return of 1% in favor of Mr. Almarez, payable annually, is the mineral claim known as the Placer Del Mar claim. The Placer Del Mar claim, consisting of a total surface area of approximately 46.2 acres, is located 7 miles east of Rosarito, Baja California, Mexico on Avenida Canyon Rosarito, 500 meters east of Machado Cemetary (Longitude: 32 degrees, 21.15 minutes, 10 seconds North, Latitude: 118 degrees, 57.27 minutes, 46 seconds West, Elevation: 174 Meters). The claim is located on a paved road accessible by a regular vehicle.

REQUIREMENTS OR CONDITION FOR RETENTION OF TITLE

Mining regulations in Mexico consist of the following items; registration with General Director of Mines and the Tax Administration Service (SHCP), initiate a geological mining investigation to determine the potential resource within the prospective land, define the surface area of the mining request, pay the mining tariff which is determined by the size of the claim, and receive the permit for the Mining Concession issued by the General Director of mines. The mining tariff to maintain our claim is $200 (U.S.) per year paid in four quarterly payments of $50 (U.S.). The tariff is paid to the Mexican federal government. We are current in our payments; the next payment is due in November 2011. We anticipate the total cost of permits to be approximately $25,000. Mining permits last for a period of six years.

PRESENT CONDITION OF THE PROPERTY

There has been no previous work on the property. There is not a mining plant nor is there any mining equipment currently located on the property other than the equipment being used for the Conchuela extraction. Electric power and water are available on the property.

CURRENT STATE OF EXPLORATION ON THE PROPERTY

Currently our proposed program is exploratory in nature. We are still in Phase One of our exploration program looking for mainly gold, tungsten, perlite, sulfides, titanium, and silver, consisting of geologic surveying, mapping, analytical assays and trenching. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this annual.

On December 8, 2010 we entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. Payments to Placer for the extraction of Conchuela will commence no later than December 31, 2010 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. The term of this Mineral Extraction Rights Agreement is for a period of five years, renewable upon the anniversary date of the agreement for an additional 25 year period at the sole discretion of Placer del Mar for a one-time payment of $55,000.

Under the terms of the agreement Roca Cantera Y Marmol, Canteras Acabados Finos will pay Placer del Mar $0.88 per square foot for all Conchuela extracted from the Property commencing with extraction activities beginning on December 8, 2010. The first section consists of one acre with a surface area of 43,560 square feet and is one of 46.2 acres included in this Agreement. Payments shall be calculated on the total number of square feet extracted each month from the Property and due and payable to us within thirty days, with a minimum monthly payment of $8,000.

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

From May 2009 through March 2010 Mr. Bravo was unable to provide finds to the company while he handled his personal financial affairs. Without his funding, or other sources of cash, we did not have sufficient funds to continue operations and determined it was in our best interests to put our exploration program, that we began in September 2006, on hold. In April 2010 we reactivated our program and resumed trenching activities due to Mr. Bravo's improved personal financial condition and his ability to again provide us with funding. Phase One will require approximately another twelve months to complete. Once Phase One is completed, the Company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies that will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. The total estimated costs of $100,000 for Phase One includes $2,000 for a geological study and $70,000 to $80,000 for ongoing trenching. Through June 30, 2011 we have spent $56,666 on exploration activities, $3,920 spent in the year ended June 30, 2006, $8,054 spent in the year ended June 30, 2007, $2,500 spent in the year ended June 30, 2008, $9,000 spent in the year ended June 30, 2010 and $33,192 in the current fiscal year. We believe our current cash balance of $6,500, plus revenues and loans from Mr. Bravo as needed, will be sufficient to fund completion of Phase One. Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the with business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for twenty-four months (a total of $144,000), beginning in April 2010.

Mr. Bravo has assured us in writing that he has sufficient financial resources to provide the company with the required capital to complete Phase One. From April 2010 to September 30, 2010 Mr. Bravo loaned the company $27,800, leaving up to $116,200 available to the Company until March 2012. In the event Mr. Bravo does not provide such funding the business will likely fail, cease operations, and investors will likely lose their money. Phase Two of our exploration is contingent upon the discovery of sufficient mineralization to continue. If we are not successful in the discovery of minerals our operations will cease and investors will likely lose their money.

The above program cost estimates were provided to us by 3 GEO Geological Services who prepared the preliminary geology report respecting the Placer Del Mar claim. In April 2010 when the exploration program was reactivated we verbally confirmed with 3 Geo Geological Services that the costs previously quoted were still valid and they resumed exploration at the previously quoted rates. Results gained from the program intend to lead to a better understanding of the location of, and controls of, any potential mineralization. We have begun Phase One of our business plan exploration program on the Placer Del Mar claim and have not discovered any minerals.

The Phase Two exploration program is contingent upon the discovery of economically viable minerals during the Phase One program, and our ability to raise additional funds to cover the costs. As of this date we have not identified a source for this additional funding. If economically viable mineralization is found during Phase One of our program, then we will proceed to Phase Two of our plan. The board of directors will decide if the company should proceed to Phase Two of our program. In Phase Two we intend to do an initial examination of the underground characteristics of any potential vein structure or mineral deposit that was identified in Phase One. Phase Two is aimed at identifying any mineral deposits of potential economic importance. The methods we intend to use during Phase Two are: more extensive trenching, more advanced geophysical study of the claim, and possible diamond drilling of sample holes within our claim.

Trenching identifies the continuity and extent of the mineralization, if any, below the surface. Trenching involves the utilization of a variety of digging methods, from using a simple pick and shovel to use of a backhoe service or a bulldozer to dig in areas our geologist recommends on our claim. Trenches can be any length the geologist recommends, with estimated backhoe trenches on our claim to be approximately two feet wide, by up to a maximum of ten feet deep, in grids from twenty feet to fifty feet long. Surface assays from trenching will be used by our geologist to locate areas on our claim that may be suitable for more extensive exploration, including drilling and excavation. Ore veins may run along or near the surface of our claim, and trenching is used to discover those veins. Our geologist will assay the trenches, study any geological formations and develop a more detailed exploration plan from the information obtained from the trenches.

Diamond drilling involves utilization of a drilling operator to drill vertical shafts into the ground of various depths and widths for the purpose of extracting core mineral samples. Our geologist may recommend drilling if trenching indicates sufficient mineral content. Drilling procedures vary by each claim and these procedures are only warranted when the geologist recommends it due to the high costs. The drilling process involves drilling numerous sample holes of depths that are determined by a geologist. Drilling is used to define and locating deeper mineral deposits. Holes are analyzed for mineral content at all depths of each sample hole. It requires vertical drilling equipment to drill to various depths to extract core mineral samples. Diamond drilling and further geophysical work will give the company a greater understanding of the location and extent, if any, of mineralization at depths that are unreachable by surface observations, excavations, and provides a target for more extensive trenching and core drilling. At this time, we cannot speculate or estimate whether we will find sufficient mineralization that justifies the drilling costs, and we cannot estimate the costs of such drilling. Only after a thorough analysis of the data collected in Phase Two, we will decide if the claim warrants continued exploration.

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

CONCLUSIONS

The geological setting of the northern Baja California state are prospective for economically important mineral deposits, mainly gold, tungsten, perlite, sulfides, titanium, and silver. The discussion contained herein describes only the available data, and further trenching and exploration is needed to examine specific sites on the property with the highest potential.

MINERAL EXTRACTION AGREEMENT FOR CONCHUELA

On December 8, 2010 we entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. Payments to Placer for the extraction of Conchuela will commence no later than December 31, 2010 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010, with a minimum monthly payment of $8,000. The term of this Mineral Extraction Rights Agreement is for a period of five years, renewable upon the anniversary date of the agreement for an additional 25 year period at the sole discretion of Placer del Mar for a one-time payment of $55,000.

Under the terms of the Mineral Extraction Agreement Roca Cantera Y Marmol, Canteras Acabados Finos will pay Placer del Mar $0.88 per square foot for all Conchuela extracted from the Property commencing with extraction activities beginning on December 8, 2010. The first section consists of one acre with a surface area of 43,560 square feet and is one of 46.2 acres included in this Agreement. Payments shall be calculated on the total number of square feet extracted each month from the Property and due and payable to us within thirty days. While Roca Cantera Y Marmol continues its mineral extraction of Conchuela, we will continue our operations in Phase One exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Any revenues derived from the Conchuela extraction will be used to help pay for our operating and exploration expenses. At this time we are unable to estimate how much total revenue will be generated from the Conchuela extraction, however, per our agreement with Roca Cantera Y Marmol they are to pay us a minimum of $8,000 per month commencing no later than December 31, 2010.

Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez hereby gives and grants to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favor of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. According to a letter from Mr. Almarez dated June 30, 2011, he agreed to extend the payment due date from June 30, 2011 to December 1, 2011. The monthly amount of $6,666 will continue to accrue as of June 1, 2011 and if the Company is able to make payments before December 1, 2011 the Company will do so. If no payments are made prior to December 1, 2011 the amount due on that date will be $46,662. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006.

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

On December 8, 2010 we entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. Payments to Placer for the extraction of Conchuela will commence no later than December 31, 2010 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. The term of this Mineral Extraction Rights Agreement is for a period of five years, renewable upon the anniversary date of the agreement for an additional 25 year period at the sole discretion of Placer del Mar for a one-time payment of $55,000.

Under the terms of the agreement Roca Cantera Y Marmol, Canteras Acabados Finos Roca Cantera Y Marmol, Canteras Acabados Finos will pay Placer del Mar $0.88 per square foot for all Conchuela extracted from the Property commencing with extraction activities beginning on December 8, 2010. The first section consists of one acre with a surface area of 43,560 square feet and is one of 46.2 acres included in this Agreement. Payments shall be calculated on the total number of square feet extracted each month from the Property and due and payable to us within thirty days. While Roca Cantera Y Marmol continues its mineral extraction of Conchuela, we will continue our operations in Phase One exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Any revenues derived from the Conchuela extraction will be used to help pay for our operating and exploration expenses. At this time we are unable to estimate how much total revenue will be generated from the Conchuela extraction, however, per our agreement with Roca Cantera Y Marmol they are to pay us a minimum of $8,000 per month commencing no later than December 31, 2010.

Under the terms of the new agreement, Mr. Almarez hereby gives and grants to Placer the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favor of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. According to a letter from Mr. Almarez dated June 30, 2011, he agreed to extend the payment due date from June 30, 2011 to December 1, 2011. The monthly amount of $6,666 will continue to accrue as of June 1, 2011 and if the Company is able to make payments before December 1, 2011 the Company will do so. If no payments are made prior to December 1, 2011 the amount due on that date will be $46,662. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006.

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

WE ARE AN EXPLORATION STAGE COMPANY IN OUR FIRST PHASE OF OUR EXPLORATION ACTIVITIES ON OUR CLAIM, WHICH WE ESTIMATE MAY TAKE UP TO ANOTHER TWELVE MONTHS TO COMPLETE. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We were incorporated on May 13, 2005. We have only a limited operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the competitive mining industry. The mining business is, by nature, extremely speculative. Our ability to achieve and maintain profitability and generate a positive cash flow is highly dependent upon a number of factors, including our ability to locate profitable minerals on the property, successfully extract them and generate revenues, while reducing exploration costs. We expect to incur significant operating losses in future periods as we incur significant expenses associated with research, assessment and exploration of our mineral property. We cannot guarantee that we will be successful in realizing revenues or achieving or sustaining positive cash flow and if we are unsuccessful in addressing these risks, our business will most likely fail.

WE ARE INVOLVED IN THE FIRST PHASE OF OUR EXPLORATION ACTIVITIES BY HAVING ONGOING TRENCHING DONE UNDER THE SUPERVISION OF 3 GEO GEOLOGICAL SERVICES, HOWEVER, THERE IS THE RISK THAT THE PROPERTY DOES NOT CONTAIN ANY ORE RESERVES, WHICH COULD LEAD TO A TOTAL LOSS OF ANY INVESTMENT IN OUR SECURITIES.

     We do not claim any known ore reserves on our properties. We are speculating that minerals, mainly gold, tungsten, perlite, sulfides, titanium, and silver may be found on the property, but there can be no guarantee they will be found or that if found, we can successfully extract or market the minerals. If the Placer Del Mar claim does not contain any reserves, the funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and our stockholders could lose any investment they make in our company's securities.

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

MR. BRAVO, THE SOLE OFFICER AND A DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 20 - 25 HOURS PER WEEK TO COMPANY MATTERS. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE HE MAY HAVE. THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

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

BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

     As described in Note 3 of our accompanying financial statements, our losses to date and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no revenues, or profits.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES, IF AT ALL.

     In order for us to remain in compliance with SEC reporting requirements we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for our shareholder to sell their shares.

MR. BRAVO BENEFICIALLY OWNS 64% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

     Though our officer is subject to the restrictions of Rule 144 under the Securities Act of 1933, due to the controlling amount of his share ownership in our company, if he decides to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock.

DUE TO MR. BRAVO'S BENEFICIAL SHARE OWNERSHIP HE WILL CONTROL AND MAKE CORPORATE DECISIONS THAT MAY DIFFER FROM THOSE THAT MIGHT BE MADE BY THE OTHER SHAREHOLDERS.

     Due to the controlling amount of his share ownership in our company, Mr. Bravo will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the Over-the-Counter Bulletin Board with the symbol PDMT. There has been no active trading of our securities during the year ended June 30, 2011.

PENNY STOCK RULES

The trading in our shares is regulated by Securities and Exchange Commission Rule 15g-9 which established the definition of a "penny stock."

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

REPORTS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a smaller reporting company under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

STOCK TRANSFER AGENT

Our stock transfer agent is Island Stock Island Stock Transfer, 100 Second Avenue South, Suite 300N, St. Petersburg, Florida 33701.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006. We have generated $183,281 in revenues and have incurred $194,990 in expenses from ongoing operations since inception through June 30, 2011, resulting in a net loss of $11,708.

The following table provides selected financial data about our Company for the period ended June 30, 2011.

                     Balance Sheet Data:           6/30/2011
                     -------------------           ---------

                     Cash                          $  6,500
                     Total assets                  $480,940
                     Total liabilities             $448,448
                     Shareholders' equity          $ 32,492

During the years ended June 30, 2011 and 2010 we generated $183,281 and $0 in revenues, respectively. During the year ended June 30, 2011 we incurred $31,591 in general and administrative expenses, $11,891 in interest expense, $33,192 in exploration expense and $6,507 in the amortization of the mineral rights license. For the year ended March 31, 2010 we incurred $1,646 in general and administrative expenses and $9,000 in exploration expense. The increase in revenue and expenses from 2010 to 2011 was due to the resumption of our exploration activities and the extraction of Conchuela from the property.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2011 was $6,500 with $146,281 in accounts receivable. There was no cash provided by financing activities for the year ended June 30, 2011. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors.

We believe our existing cash balance, revenue from the Conchuela extraction and any funds loaned from Mr. Bravo will be sufficient to fund our operations for the next twelve months during our exploration stage. Through June 30, 2011 we have spent $56,666 on exploration activities. In addition to our existing cash, Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the Company's business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for twenty-four months (a total of $144,000), beginning in April 2010. From April 2010 to June 30, 2011 Mr. Bravo loaned the company $27,800, leaving up to $116,200 available to the Company until March 2012. The cumulative total amount of the loan at June 30, 2011 was $85,800. No amount of funds, loaned to the Company by Mr. Bravo, has been repaid as of the date of this filing.

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

Further exploration is required to determine the economic and legal feasibility of the Placer Del Mar claim. Our exploration goal is to find exploitable minerals on our claim, mainly gold, tungsten, perlite, sulfides, titanium, and silver. Our success depends on achieving that goal. There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of minerals. There is the possibility that the Placer Del Mar claim does not contain any reserves and the funds spent on exploration will be lost. We must complete a survey of the mineral claim in order to ensure that any potential mineralization is within the claim boundaries. There can be no assurance that any mineral deposits or reserves, exist on the Placer Del Mar claim. If we complete both phases of our mineral exploration plan, and we successfully identify a mineral deposit, we will still need to spend substantial funds on drilling and engineering studies prior to knowing if our claim is commercially viable. If the company is unable to fund its activities identified in Phase One then its operations will cease, the business will fail, and investors will likely lose their money.

From May 2009 through March 2010 Mr. Bravo was unable to provide funds to the company while he handled his personal financial affairs. Without his funding, or other sources of cash, we did not have sufficient funds to continue operations and determined it was in our best interests to put our exploration program, which we began in September 2006, on hold. Mr. Bravo has assured us in writing he has sufficient financial resources to provide the company with the required capital to complete Phase One. In April 2010 we reactivated our program and have commenced trenching activities. We believe we will be able to complete Phase One of exploration on the Placer Del Mar claim within the next twelve months. Phase One will consist of geologic surveying, mapping and analytical assays. We anticipate that Phase One, including ongoing trenching, will cost approximately $100,000. Phase One cost estimates were provided to us by 3 GEO Geological Services who prepared the preliminary geological report respecting the Placer Del Mar claim. Through June 30, 2011 we have spent a total of $56,666 on Phase One exploration activities, $3,920 spent in the year ended June 30, 2006, $8,054 spent in the year ended June 30, 2007, $2,500 spent in the year ended June 30, 2008, $9,000 spent in the year ended June 30, 2010 and $33,192 in the current fiscal year ended June 30, 2011.

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

PHASE ONE

We are continuing Phase One of our exploration program we began on September 27, 2006 on the Placer Del Mar mineral claim exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Phase One will require approximately another twelve months to complete. Once the current trenching program is completed, 3 Geo Geological Services has verbally assured us their firm will be ready to conduct geological and geophysical studies will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. Total estimated costs for Phase One including the $2,000 a geological study and ongoing trenching is $100,000. These cost estimates were verbally confirmed in April 2010. We believe our current cash balance of $3,050, plus revenue and loans from Mr. Bravo will be sufficient to fund completion of Phase One. Mr. Bravo has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month through March 2012.

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

MINERAL EXTRACTION AGREEMENT FOR CONCHUELA

On December 8, 2010 we entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. Payments to Placer for the extraction of Conchuela will commence no later than December 31, 2010 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. The term of this Mineral Extraction Rights Agreement is for a period of five years, renewable upon the anniversary date of the agreement for an additional 25 year period at the sole discretion of Placer del Mar for a one-time payment of $55,000. While Roca Cantera Y Marmol continues its mineral extraction of Conchuela, we will continue our operations in Phase One exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Any revenues derived from the Conchuela extraction will be used to help pay for our operating and exploration expenses. At this time we are unable to estimate how much revenue will be generated from the Conchuela extraction.

Under the terms of the Mineral Extraction Agreement Roca Cantera Y Marmol, Canteras Acabados Finos will pay Placer del Mar $0.88 per square foot, for all Conchuela extracted from the Property commencing with extraction activities beginning on December 8, 2010. The first section consists of one acre with a surface area of 43,560 square feet and is one of 46.2 acres included in this Agreement. Payments shall be calculated on the total number of square feet extracted each month from the Property and due and payable to us within thirty days, with a minimum payment per month of $8,000.

Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez hereby gives and grants to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favor of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. According to a letter from Mr. Almarez dated June 30, 2011, he agreed to extend the payment due date from June 30, 2011 to December 1, 2011. The monthly amount of $6,666 will continue to accrue as of June 1, 2011 and if the Company is able to make payments before December 1, 2011 the Company will do so. If no payments are made prior to December 1, 2011 the amounts due on that date will be $46,662. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006.

GOING CONCERN

We have received a going concern opinion on our financial statements that raises substantial doubt as to our ability to continue as a going concern. As described in Note 3 of our accompanying financial statements, our losses to date and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited material operations, revenues, or profits. Although management has believes their plan for Placer Del Mar will generate revenue and profit, there is no guarantee their past experiences will provide Placer Del Mar with similar future successes.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Placer Del Mar, Ltd.

I have audited the accompanying balance sheet of Placer Del Mar, Ltd. (A Development Stage Company) as of June 30, 2011 & 2010, and the related statement of operations, stockholders' equity and cash flows for years then ended and the period from May 13, 2005 inception), to June 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Placer Del Mar, Ltd., (A Development Stage Company) as of June 30, 2011 and 2010, and the results of its operations and cash flows for the years then ended and from May 13, 2005 (inception), to June 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
----------------------------------
George Stewart

Seattle, Washington
November 13, 2011

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                            (Audited)
                                                                         As of                As of
                                                                     June 30, 2011        June 30, 2010
                                                                     -------------        -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $    6,500           $    1,292
  Accounts Receivable                                                     146,281                   --
                                                                       ----------           ----------
TOTAL CURRENT ASSETS                                                      152,781                1,292
                                                                       ----------           ----------
OTHER ASSETS
  Mineral Rights License,net                                              328,159                   --
                                                                       ----------           ----------
TOTAL OTHER ASSETS                                                        328,159                   --
                                                                       ----------           ----------

TOTAL ASSETS                                                           $  480,940           $    1,292
                                                                       ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $   16,092           $    9,600
  Loan from shareholder                                                    85,800               59,300
  Current portion of mineral rights liabilities, net discount              67,931                   --
                                                                       ----------           ----------
TOTAL CURRENT LIABILITIES                                                 169,823               68,900
                                                                       ----------           ----------
LONG TERM LIABILITIES
  Mineral Rights Liability, net discount of $62,552                       278,625                   --
                                                                       ----------           ----------
TOTAL LONG TERM LIABILITIES                                               278,625                   --
                                                                       ----------           ----------

TOTAL LIABILITIES                                                         448,448               68,900
                                                                       ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of June 30, 2011 and June 30, 2010 respectively                       1,720                1,720
  Additional paid-in capital                                               42,480               42,480
  Deficit accumulated during exploration stage                            (11,708)            (111,808)
                                                                       ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                 32,492              (67,608)
                                                                       ----------           ----------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                            $  480,940           $    1,292
                                                                       ==========           ==========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                               May 13, 2005
                                                                                               (inception)
                                                      Year Ended           Year Ended            Through
                                                    June 30, 2011        June 30, 2010        June 30, 2011
                                                    -------------        -------------        -------------
REVENUES
  Revenues                                           $  183,281           $       --           $  183,281
                                                     ----------           ----------           ----------
TOTAL REVENUES                                          183,281                   --              183,281
                                                     ----------           ----------           ----------
OPERATING COSTS
  Exploration expense                                    33,192                9,000               56,666
  Amortization of mineral rights license                  6,507                   --                6,507
  Administrative expenses                                31,591                1,646              119,926
                                                     ----------           ----------           ----------
TOTAL OPERATING COSTS                                    71,290               10,646              183,099
                                                     ----------           ----------           ----------
OTHER INCOME(LOSS)
  Interest expense                                      (11,891)                  --              (11,891)
                                                     ----------           ----------           ----------
TOTAL OTHER INCOME(LOSS)                                (11,891)                  --              (11,891)
                                                     ----------           ----------           ----------

NET INCOME (LOSS)                                    $  100,100           $  (10,646)          $  (11,708)
                                                     ==========           ==========           ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE          $     0.06           $    (0.01)
                                                     ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            1,720,000            1,720,000
                                                     ==========           ==========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                  Statements of Changes in Stockholders' Equity
              From May 13, 2005 (Inception) through March 31, 2011
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                               Common       Additional     During
                                                 Common        Stock         Paid-in     Exploration
                                                 Stock         Amount        Capital        Stage         Total
                                                 -----         ------        -------        -----         -----
BALANCE, MAY 13, 2005                                  --     $      --     $      --     $      --     $      --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                              1,000,000         1,000         9,000                      10,000
Stock issued for cash on June 14, 2005
 @ $0.01 per share                                420,000           420         3,780                       4,200
Stock issued for cash on June 30, 2005
 @ $0.10 per share                                200,000           200        19,800                      20,000
Net loss,  June 30, 2005                                                                     (3,500)       (3,500)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2005                          1,620,000         1,620        32,580        (3,500)       30,700
                                              -----------     ---------     ---------     ---------     ---------
Stock issued for services on May 22, 2006
 @ $0.10 per share                                100,000           100         9,900                      10,000
Net loss,  June 30, 2006                                                                    (25,885)      (25,885)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2006                          1,720,000         1,720        42,480       (29,385)       14,815
                                              -----------     ---------     ---------     ---------     ---------
Net loss, June 30, 2007                                                                     (29,105)      (29,105)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2007                          1,720,000         1,720        42,480       (58,490)      (14,290)
                                              -----------     ---------     ---------     ---------     ---------
Net Loss June 30, 2008                                                                      (18,023)      (18,023)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2008                          1,720,000         1,720        42,480       (76,513)      (32,313)
                                              -----------     ---------     ---------     ---------     ---------
Net Loss June 30, 2009                                                                      (24,649)      (24,649)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2009                          1,720,000         1,720        42,480      (101,162)      (56,962)
                                              -----------     ---------     ---------     ---------     ---------
Net Loss June 30, 2010                                                                      (10,646)      (10,646)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2010                          1,720,000         1,720        42,480      (111,808)      (67,608)
                                              -----------     ---------     ---------     ---------     ---------
Net Profit June 30, 2011                                                                    100,100       100,100
                                              -----------     ---------     ---------     ---------     ---------

BALANCE, JUNE 30, 2011                          1,720,000     $   1,720     $  42,480     $ (11,708)    $  32,492
                                              ===========     =========     =========     =========     =========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   May 13, 2005
                                                                                                   (inception)
                                                            Year Ended          Year Ended           Through
                                                          June 30, 2011       June 30, 2010       June 30, 2011
                                                          -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $ 100,100           $ (10,646)          $ (11,708)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long-term liabilities                         11,891                  --              11,891
     Amortization of mineral right license                      6,507                  --               6,507
  Changes in operating assets and liabilities:
     Accounts receivable                                     (146,281)                 --            (146,281)
     Accounts payable and accrued expenses                      6,491               9,600              16,091
                                                            ---------           ---------           ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (21,292)             (1,046)           (123,500)
                                                            ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                  --                  --
                                                            ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                          26,500               2,300              85,800
  Issuance of common stock                                         --                  --               1,720
  Additional paid-in capital                                       --                  --              42,480
                                                            ---------           ---------           ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            26,500               2,300             130,000
                                                            ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                 5,208               1,254               6,500

CASH AT BEGINNING OF PERIOD                                     1,292                  38                  --
                                                            ---------           ---------           ---------

CASH AT END OF PERIOD                                       $   6,500           $   1,292           $   6,500
                                                            =========           =========           =========

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Increase in mining rights license
   and long-term liabilities                                  334,666             334,666             334,666

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                  $      --           $      --           $      --
                                                            =========           =========           =========
  Income Taxes                                              $      --           $      --           $      --
                                                            =========           =========           =========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Placer Del Mar, Ltd. (the "Company") was incorporated in the State of Nevada on May 13, 2005, and its year-end is June 30. The Company is "An Exploration Stage Company" as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 918, DEVELOPMENT STAGE ENTITIES. The Company obtained a mineral rights option agreement on June 3, 2005. The Company has ongoing exploration activities on the property and is considered to be a Smaller Reporting Company for U.S. Securities and Exchange Commission filing purposes. Management believes that based upon the definition of a Shell Company set forth in Footnote 172 to Amended Rule 144, the Company is not a Shell Company because they have a limited operating history, were a start-up company, and as such, does not have "no or nominal operations. Specifically, the Company's inception date was May, 13th 2005. The Company began operations in September of 2006 and has had ongoing operations and has spent $194,990 to date on operations to confirm viable minerals within the claim. These funds have been expensed due to PCAOB and GAAP rules. The Company will continue to dedicate funds through ongoing trenching seeking to identify and exploit any minerals within the mining claim asset. Further the Company paid an upfront fee of $2,000 for the Placer Del Mar claim, and retain 99% of the net smelter returns from any viable minerals within the claim. It is subject to a net smelter return of 1% to Mr. Almarez.

On December 8, 2010 the Company entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. As of June 30, 2011 the Company had reported revenue of $183,281 from the Conchuela extraction.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINERAL PROPERTY COSTS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006 and has realized $183,281 in revenues from its ongoing operations. All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $183,281 in the year ended June 30, 2011, the Company generated a net loss of $11,708 during the period from May 13, 2005 (inception) to June 30, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for exploration beyond Phase 1, this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTION (CONTINUED)

Loan from shareholder represents a loan from a related party. As of June 30, 2011 the loan balance is $85,800. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the company's business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

NOTE 6. INCOME TAXES

                                                            As of June 30, 2011
                                                            -------------------
     Deferred tax assets:
       Net operating tax carryforward                            $ 11,708
       Tax rate                                                        34%
                                                                 --------
     Gross deferred tax assets                                      3,981
     Valuation allowance                                           (3,981)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of June 30, 2011, the Company has a net operating loss carryforward of $11,708. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 8. MINERAL PROPERTY (CONTINUED)

The Company entered Mineral Rights Revenue Sharing Agreement with Mr. Almarez. Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez gives and grants to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 (present value is $294,287) by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. According to the letter from Mr. Almarez on June 30, 2011, he agreed to extend the payment due date from June 30, 2011 to December 1, 2011. The monthly amount of $6,666 will continue to accrue as of June 1, 2011 and if the Company is able to make payments before December 1, 2011 the Company will do so. If no payments are made prior to December 1, 2011 the amounts due on that date will be $46,662. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favour of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006.

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

Under the terms of the Mineral Extraction Agreement Roca Cantera Y Marmol, Canteras Acabados Finos will pay Placer del Mar $0.88 per square foot for all Conchuela extracted from the Property for its mineral extraction activities which began in the fourth quarter of 2010. The first section consists of one acre with a surface area of 43,560 square feet and is one of 46.2 acres included in this Agreement. Payments shall be calculated on the total number of square feet extracted each month from the Property and due and payable to us within thirty days, with a minimum monthly payment of $8,000. As of June 30, 2011 the Company has generated $183,281 in revenue from the Conchuela extraction and has an outstanding receivable balance of $146,281.

NOTE 10. STOCK TRANSACTIONS

On May 20, 2005 the Company issued 1,000,000 shares of common stock for cash at $0.01 per share.

On June 14, 2005 the Company issued 420,000 shares of common stock for cash at $0.01 per share

On June 30, 2005 the Company issued 200,000 shares of common stock for cash at $0.10 per share.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2011
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 10. STOCK TRANSACTIONS (CONTINUED)

On May 22, 2006 the Company issued 100,000 shares of common stock for services at $0.10 per share.

As of June 30, 2011 the Company had 1,720,000 shares of common stock issued and outstanding.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2011:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,720,000 shares issued and outstanding.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2011 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

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

ITEM 9B. OTHER INFORMATION

SUBSEQUENT EVENT

CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

(A) DISMISSAL OF PLS, CPA

(a) On October 11, 2011, the board of directors of Placer Del Mar, Ltd. dismissed PLS, CPA, as our principal independent accountant. On October 12, 2011, we engaged George Stewart, CPA as our principal independent accountant.

PLS CPA's report on our financial statements for each of the two fiscal years ended June 30, 2010 and June 30, 2009 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During our fiscal years ended June 30, 2010 and June 30, 2009 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with PLS, CPA on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of PLS, CPA, would have caused PLS, CPA to make reference to the subject matter of the disagreement(s) in connection with its report.

During our fiscal years ended June 30, 2010 and June 30, 2009 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided PLS, CPA with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in this Current Report on Form 8-K, and if not, stating the respects with which he does not agree. The letter from PLS, CPA is included as Exhibit 16.1 to the Company's report on Form 8-K filed on October 14, 2011.

(b) During our fiscal years ended June 30, 2010 and June 30, 2009 and in the subsequent interim period through the date of appointment of George Stewart, CPA on October 12, 2011, we have not consulted with George Stewart, CPA regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, nor has George Stewart, CPA provided to our company a written report or oral advice that George Stewart, CPA concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with George Stewart, CPA regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and officer of Placer Del Mar, whose one year term will expire 05/15/12, or at such a time as successor(s) shall be elected and qualified are as follows:

Name & Address               Age   Position    Date First Elected   Term Expires
--------------               ---   --------    ------------------   ------------

Humberto Bravo               63    President,       05/15/05          05/15/12
302 Washington St. #351            Secretary,
San Diego, CA 92103                Director

Mario Laguna                 58    Director         06/01/10          05/15/12
302 Washington St. #351
San Diego, CA  92103

The foregoing persons are promoters of Placer Del Mar, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Bravo currently devotes approximately 20 to 25 hours per week to manage the business affairs of our company. Mr. Bravo currently has no other significant responsibilities with other companies. Mr. Bravo does not have any technical credentials related to mineral exploration; however, Mr. Bravo is an educated professional business manager. Mr. Bravo provides the company with his skills and experience in operations, personnel management and marketing abilities, as well as personal financial assistance we believe are essential to our continuing operations and business plan.

Mr. Laguna currently devotes a minimal amount of time to company business. Once revenues have been generated or as deemed necessary by the board of directors, Mr. Bravo intends to devote full time services to the company. Mr. Laguna provides the company with his skills and experience as a geologist and his extensive background in designing and managing mining operations and managing mining personnel we believe will be essential to our continuing operations and business plan.

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

HUMBERTO BRAVO

WORK HISTORY

1998-Current - Retired

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

EDUCATION

University of Mexico, Unam, Mexico 1961-1963
Business Major

MARIO LAGUNA

WORK HISTORY

2006- Current - Retired

1991-2006 - Geologist of Exploration

Labroanado para Minera Cuicuilco S.A., Guadalajara, Jalisco, Mexico

Designed and managed all geological field programs and procedures necessary to conduct field geological and geophysical studies, coring, surface sampling, and preliminary field analytical assays for the company's mining clients. Managed ten geologists and staffing for all geological field support teams.

EDUCATION

1964-1967     Heriberto Aja - Secondary Schooling
1967-1968     Tecnico Jalisco - Geological Preparatory Studies
1968-1972     University of Sonora - Geology Degree

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

CODE OF ETHICS

We do not currently have a code of ethics. Because of our limited business operations and having only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Placer Del Mar's current sole executive officer receives no salary; however, he was paid other compensation as described below. The current Board of Directors is comprised of Mr. Bravo and Mr. Laguna.

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
H. Bravo,       2011     0          0          0           0           0            0              0           0
President,      2010     0          0          0           0           0            0              0           0
CEO, CFO and    2009     0          0          0           0           0            0              0           0
Director        2008     0          0          0           0           0            0              0           0
                2007     0          0          0           0           0            0              0           0
                2006     0          0          0           0           0            0         $3,200      $3,200
                2006     0          0          0           0           0            0         $1,500      $1,500

M. Laguna,      2011     0          0          0           0           0            0              0           0
Director        2010     0          0          0           0           0            0              0           0

* All Other Compensation consists of the following: In the past (until January 2007) we paid Mr. Bravo $500 per month for management fees and the use of his office space.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
H. Bravo      0              0              0           0           0           0            0           0            0

M. Laguna     0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----

H. Bravo            0         0           0            0                0               0            0

M. Laguna           0         0           0            0                0               0            0

There are no current employment agreements between the company and its executive officer. The officer currently devotes 20 to 25 hours a month to manage the affairs of the company. The principal officer has agreed to work with no regular salary until such time as the company receives sufficient revenues necessary to provide an initial salary to our current officer. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of Placer Del Mar in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Mr. Bravo, one of the company's directors, is also the sole executive officer, and all director compensation is fully reflected in our Total Summary Compensation Table as presented in this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Placer Del Mar's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of Placer Del Mar's common stock as of the date of this report:

Title Of                Name &                 Amount &              Percent
 Class                 Address              Nature of owner           Owned
 -----                 -------              ---------------           -----

Common       Humberto Bravo                   1,100,000 (a)            64%
             302 Washington Street #351
             San Diego, CA 92103

             Mario Laguna                             0                 0%
             302 Washington St. #351
             San Diego, CA  92103

Total Shares Owned by Officers & Directors
 as a Group                                   1,100,000                64%

----------
(a) Mr. Bravo received 1,000,000 shares of the company's common stock on May 20, 2005 for $10,000 or .01 per share. Mr. Bravo received 100,000 shares of the company's common stock on May 22, 2006 in exchange for the filing of a mineral claim on the company's behalf, the shares were valued at $0.10 or $10,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office facilities are provided by Mr. Bravo, the officer of the corporation. Until January 2007 we paid Mr. Bravo $500 per month for management fees and the use of his office facilities. Beginning in January 2007, per a written agreement, the director has deferred the payment of those fees.

Mr. Bravo purchased 1,000,000 shares of the company's common stock for $10,000 on May 20, 2005. The stock was valued at $0.01 per share.

Mr. Bravo received 100,000 shares of the company's common stock valued at $10,000 ($0.10 per share) on May 22, 2006 in exchange for filing a mineral claim on the company's behalf.

Mr. Bravo loaned the company a total of $26,500 for the year ended June 30, 2011 and will continue to loan the company funds on a month by month basis as needed. The total amount owed Mr. Bravo at June 30, 2011 is $85,800. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the company's business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

Mr. Bravo, our sole officer and a director and Mr. Laguna, a director, are the only "promoters" of Placer Del Mar, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

CORPORATE GOVERNANCE

Neither Mr. Bravo nor Mr. Laguna is considered an independent director. We currently have no audit committee, audit committee charter or audit committee financial expert. We currently have no compensation committee or compensation committee charter.

Shareholders may send communications to the board of directors at the company address.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including interim reviews, were $15,800, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2011.

For the year ended June 30, 2010, the total fees charged to the company for audit services, including interim reviews, were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

----------
* Incorporated by reference and can be found in our Registration Statement on Form S-1, filed under SEC File Number 000-54118, at the SEC website at www.sec.gov.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Placer del Mar, Ltd., Registrant


November 14, 2011                     By: /s/Humberto Bravo
                                         ---------------------------------------
                                         Humberto Bravo, President, Secretary,
                                         Treasurer, Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer and
                                         Director


                                      By: /s/Mario Laguna
                                         ---------------------------------------
                                         Mario Laguna, Director