Form 10-K/A
period 2011-06-30
Placer Del Mar, Ltd.
filed 2011-11-15
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

NOTE:

This amendment is being filed for the sole purpose of correcting an error in the Audit Report. No other changes have been made to the document as filed.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 3 to the financial statements, the Company has had minimal operations and has limited sources of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
------------------------------
Seattle, Washington
November 13, 2011

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

                                      Placer del Mar, Ltd., Registrant


November 15, 2011                     By: /s/Humberto Bravo
                                         ---------------------------------------
                                         Humberto Bravo, President, Secretary,
                                         Treasurer, Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer and
                                         Director


                                      By: /s/Mario Laguna
                                         ---------------------------------------
                                         Mario Laguna, Director