Form 10-Q
period 2011-09-30
Placer Del Mar, Ltd.
filed 2011-11-21
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,720,000 shares of common stock, par value $0.001, as of November 17, 2011

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the three month period ended September 30, 2011, prepared by the Company, immediately follow.

                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     September 30,        June 30,
                                                                         2011               2011
                                                                       --------           --------
                                                                                          (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                                 $ 10,787           $  6,500
  Accounts Receivable                                                   144,575            146,281
                                                                       --------           --------
      TOTAL CURRENT ASSETS                                              155,362            152,781
                                                                       --------           --------
OTHER ASSETS
  Mineral Rights License,net                                            325,370            328,159
                                                                       --------           --------
      TOTAL OTHER ASSETS                                                325,370            328,159
                                                                       --------           --------

      TOTAL ASSETS                                                     $480,732           $480,940
                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $ 16,092           $ 16,092
  Loan from shareholder                                                  85,800             85,800
  Current portion of mineral rights liabilities, net discount            89,029             67,931
                                                                       --------           --------
      TOTAL CURRENT LIABILITIES                                         190,921            169,823
                                                                       --------           --------
LONG TERM LIABILITIES
  Mineral Rights Liability, net discount of $30,613                     262,731            278,625
                                                                       --------           --------
      TOTAL LONG TERM LIABILITIES                                       262,731            278,625
                                                                       --------           --------
      TOTAL LIABILITIES                                                $453,652           $448,448
                                                                       --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 1,720,000 shares issued and outstanding
   as of September 30, 2011 and June 30, 2011 respectively                1,720              1,720
  Additional paid-in capital                                             42,480             42,480
  Deficit accumulated during exploration stage                          (17,120)           (11,708)
                                                                       --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                         27,080             32,492
                                                                       --------           --------

      TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                      $480,732           $480,940
                                                                       ========           ========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                       May 13, 2005
                                                             Three Months         Three months          (inception)
                                                                Ended                Ended               Through
                                                             September 30,        September 30,        September 30,
                                                                 2011                 2010                 2011
                                                              ----------           ----------           ----------
REVENUES
  Revenues                                                    $    8,294           $       --           $  191,575
                                                              ----------           ----------           ----------
TOTAL REVENUES                                                     8,294                   --              191,575
                                                              ----------           ----------           ----------
OPERATING COSTS
  Exploration expense                                                 --                   --               56,666
  Amortization of mineral rights license                           2,789                   --                9,296
  Administrative expenses                                          5,713                9,042              125,639
                                                              ----------           ----------           ----------
TOTAL OPERATING COSTS                                              8,502                9,042              191,601
                                                              ----------           ----------           ----------
OTHER INCOME(LOSS)
  Interest expense                                                 5,203                   --              (17,094)
                                                              ----------           ----------           ----------
TOTAL OTHER INCOME(LOSS)                                           5,203                   --              (17,094)
                                                              ----------           ----------           ----------

NET INCOME (LOSS)                                             $   (5,411)          $   (9,042)          $  (17,120)
                                                              ==========           ==========           ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                   $    (0.00)          $    (0.00)
                                                              ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           1,720,000            1,720,000
                                                              ==========           ==========


                        See Notes to Financial Statements

                               PLACER DEL MAR, LTD
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                                                 May 13,2005
                                                                       Three Months         Three Months         (Inception)
                                                                          Ended                Ended               through
                                                                       September 30,        September 30,        September 30,
                                                                           2011                 2010                 2011
                                                                        ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $   (5,411)          $   (9,042)          $  (17,120)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long-term liabilities                                       5,203                   --               17,094
     Amortization of mineral right license                                   2,789                   --                9,296
  Changes in operating assets and liabilities:
     Accounts receivable                                                     1,706                   --             (144,575)
     Accounts payable and accrued expenses                                      --               (9,200)              16,092
                                                                        ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               4,287              (18,242)            (119,213)
                                                                        ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                   --                   --
                                                                        ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                                       20,000               85,800
  Issuance of common stock                                                      --                   --                1,720
  Additional paid-in capital                                                    --                   --               42,480
                                                                        ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  --               20,000              130,000
                                                                        ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                              4,287                1,758               10,787
CASH AT BEGINNING OF PERIOD                                                  6,500                1,292                   --
                                                                        ----------           ----------           ----------

CASH AT END OF PERIOD                                                   $   10,787           $    3,050           $   10,787
                                                                        ==========           ==========           ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Increase in mining rights license
   and long-term liabilities                                               325,370                   --              325,370
                                                                        ----------           ----------           ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during year for:
    Interest                                                            $       --           $       --           $       --
                                                                        ==========           ==========           ==========
    Income Taxes                                                        $       --           $       --           $       --
                                                                        ==========           ==========           ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Placer Del Mar, Ltd. (the "Company") was incorporated in the State of Nevada on May 13, 2005, and its year-end is June 30. The Company is "An Exploration Stage Company" as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 918, DEVELOPMENT STAGE ENTITIES. The Company obtained a mineral rights option agreement on June 3, 2005. The Company has ongoing exploration activities on the property and is considered to be a Smaller Reporting Company for U.S. Securities and Exchange Commission filing purposes. Management believes that based upon the definition of a Shell Company set forth in Footnote 172 to Amended Rule 144, the Company is not a Shell Company because they have a limited operating history, were a start-up company, and as such, does not have "no or nominal operations. Specifically, the Company's inception date was May, 13th 2005. The Company began operations in September of 2006 and has had ongoing operations and has spent $208,695 to date on operations to confirm viable minerals within the claim. These funds have been expensed due to PCAOB and GAAP rules. The Company will continue to dedicate funds through ongoing trenching seeking to identify and exploit any minerals within the mining claim asset. Further the Company paid an upfront fee of $2,000 for the Placer Del Mar claim, and retain 99% of the net smelter returns from any viable minerals within the claim. It is subject to a net smelter return of 1% to Mr. Almarez.

On December 8, 2010 the Company entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. As of September 30, 2011 the Company had reported revenue of $191,575 from the Conchuela extraction.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINERAL PROPERTY COSTS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006 and has realized $191,575 in revenues from its ongoing operations. All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $191,575 since inception, the Company generated a net loss of $17,120 during the period from May 13, 2005 (inception) to September 30, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for exploration beyond Phase 1, this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4. RELATED PARTY TRANSACTION

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

NOTE 5. INCOME TAXES

                                                        As of September 30, 2011
                                                        -----------------------
     Deferred tax assets:
       Net operating tax carryforward                            $ 17,120
       Tax rate                                                        34%
                                                                 --------
     Gross deferred tax assets                                      5,821
     Valuation allowance                                           (5,821)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of September 30, 2011, the Company has a net operating loss carryforward of $17,120. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 8. MINERAL PROPERTY (CONTINUED)

B) PROPERTY PAYMENTS AND ASSESSMENT WORK

Pay, or cause to paid, to grantor, or on grantor's behalf as the Company may determine, all property payments and assessment work required to keep the Concessions and this Option in good standing during the term of this agreement.

The Company entered Mineral Rights Revenue Sharing Agreement with Mr. Almarez. Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez gives and grants to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 (present value is $262,727) by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. According to the letter from Mr. Almarez on June 30, 2011, he agreed to extend the payment due date from June 30, 2011 to December 1, 2011. The monthly amount of $6,666 will continue to accrue as of June 1, 2011 and if the Company is able to make payments before December 1, 2011 the Company will do so. If no payments are made prior to December 1, 2011 the amounts due on that date will be $46,662. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favour of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006.

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

On July 13, 2011 an addendum was signed by Mr. Almarez and the Company agreeng that Mr. Almarez is the registered and beneficial owner of property located at Mendedero Parte Alta, Parecela #55, Jose Garnica, Baja California Mexico (the "PROPERTY #2"); that Mr. Almarez has agreed to grant to Placer the right to free access and exploration of Property #2 for Mexican Shellstone-Limestone ("Conchuela"); and Mr. Almarez has agreed to grant to Placer the right to assign specific mineral extraction activities to Roca Cantera Y Marmol, Canteras Acabados Finos related only to the extraction of Conchuela from Property #2 under the terms and conditions set forth in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006, as amended on December 8, 2010.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 9. MINERAL EXTRACTION AGREEMENT FOR CONCHUELA (CONTINUED)

Under the terms of the Mineral Extraction Agreement Roca Cantera Y Marmol, Canteras Acabados Finos will pay Placer del Mar $0.88 per square foot for all Conchuela extracted from the Property for its mineral extraction activities which began in the fourth quarter of 2010. The first section consists of one acre with a surface area of 43,560 square feet and is one of 46.2 acres included in this Agreement. Payments shall be calculated on the total number of square feet extracted each month from the Property and due and payable to us within thirty days, with a minimum monthly payment of $8,000. In an addendum to the Agreement dated July 1, 2011, upon mutual consent of both parties, Placer and Roca Cantera Y Marmol, agreed that the minimum monthly payment of $8,000 may be waived from time to time, with written consent of both parties. As of September 30, 2011 the Company has generated $191,575 in revenue from the Conchuela extraction and has an outstanding receivable balance of $144,575.

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

As of September 30, 2011 the Company had 1,720,000 shares of common stock issued and outstanding.

NOTE 11.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2011:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,720,000 shares issued and outstanding.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2011 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Since inception through September 30, 2011 we received funding of $34,200 through the sale of common stock. Mr. Bravo, an officer and director, purchased 1,000,000 shares of our common stock at $0.01 per share for cash of $10,000 and he received 100,000 shares of the Company's common stock valued at $10,000 ($0.10 per share) in exchange for filing a mineral claim on the Company's behalf. We offered and sold 420,000 common stock shares at $0.01 per share for cash of $4,200 to 42 non-affiliated private investors. We offered and sold 200,000 common stock shares at $0.10 per share for cash of $20,000 to 4 non-affiliated private investors.

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

From May 2009 through March 2010 Mr. Bravo was unable to provide funds to the Company while he handled his personal financial affairs. Without his funding, or other sources of cash, we did not have sufficient funds to continue operations due to Mr. Bravo's inability to continue to loan the Company funds at that time and determined it was in the best interests to put our exploration program, that we began in September 2006, on hold. In April 2010 we reactivated our program and resumed trenching activities due to Mr. Bravo's improved personal financial condition and his ability to again provide us with funding. Phase One will require approximately another twelve months to complete. Once Phase One is completed, the Company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies that will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. The total estimated costs of $100,000 for Phase One includes $2,000 for a geological study and $70,000 to $80,000 for ongoing trenching. Through September 30, 2011 we have spent $56,666 on exploration activities, $3,920 spent in the year ended June 30, 2006, $8,054 spent in the year ended June 30, 2007, $2,500 spent in the year ended June 30, 2008, $9,000 spent in the year ended June 30, 2010 and $33,192 in the fiscal year ended June 20, 2011. We believe our current cash balance of $10,787, plus revenues and loans from Mr. Bravo as needed, will be sufficient to fund completion of Phase One. Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the with business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for twenty-four months (a total of $144,000), beginning in April 2010. Mr. Bravo has assured us in writing he has sufficient financial resources to provide the Company with the required capital to complete Phase One.

Mr. Bravo loaned the Company $26,500 during the year ended June 30, 2011. He will continue to loan the Company funds on a month by month basis, as needed. The total amount owed Mr. Bravo at September 30, 2011 is $85,800. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the Company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the Company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

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

We believe that based upon the definition of a Shell Company set forth in Footnote 172, we are not a Shell Company because we have a limited operating history, were a start- up company, and as such, we do not have "no or nominal operations. Specifically, our inception date was May, 13th 2005. We began operations in September of 2006. We have had ongoing operations and have spent $208,695 to date on our operations to confirm viable minerals within the claim. These funds have been expensed due to PCAOB and GAAP rules. We will continue to dedicate funds through ongoing trenching seeking to identify and exploit any minerals within our mining claim asset. Further we paid an upfront fee of $2,000 for the Placer Del Mar claim, and retain 99% of the net smelter returns from any viable minerals within the claim. It is subject to a net smelter return of 1% to Mr. Almarez.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006. We have generated $191,575 in revenues and have incurred $208,695 in expenses from ongoing operations since inception through September 30, 2011, resulting in a net loss of $17,120.

The following table provides selected financial data about our Company for the period ended September 30, 2011.

     Balance Sheet Data:                  9/30/2011
     -------------------                  ---------

     Cash                                 $  10,787
     Total assets                         $ 480,732
     Total liabilities                    $ 453,652
     Shareholders' equity                 $  27,080

During the three month periods ended September 30, 2011 and 2010 we generated $8,294 and $0 in revenues, respectively. During the three month period ended September 30, 2011 we incurred $313 in general and administrative expenses, $5,203 in interest expense, $5,400 in professional fees and $2,789 in the amortization of the mineral rights license. For the three month period ended September 30, 2010 we incurred $542 in general and administrative expenses and $8,500 in professional fees. The increase in revenue and expenses from 2010 to 2011 was due to the resumption of our exploration activities and the extraction of Conchuela from the property.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2011 was $10,787 with $144,575 in accounts receivable. There was no cash provided by financing activities for the period ended September 30, 2011. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors.

We believe our existing cash balance, revenue from the Conchuela extraction and any funds loaned from Mr. Bravo will be sufficient to fund our operations for the next twelve months during our exploration stage. Through September 30, 2011 we have spent $56,666 on exploration activities. In addition to our existing cash, Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the Company's business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for twenty-four months (a total of $144,000), beginning in April 2010. From April 2010 to September 30, 2011 Mr. Bravo loaned the company $27,800, leaving up to $116,200 available to the Company until March 2012. The cumulative total amount of the loan at September 30, 2011 was $85,800. No amount of funds, loaned to the Company by Mr. Bravo, has been repaid as of the date of this filing.

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

PHASE ONE

We are continuing Phase One of our exploration program we began on September 27, 2006 on the Placer Del Mar mineral claim exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Phase One will require approximately another twelve months to complete. Once the current trenching program is completed, 3 Geo Geological Services has verbally assured us their firm will be ready to conduct geological and geophysical studies will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. Total estimated costs for Phase One including the $2,000 a geological study and ongoing trenching is $100,000. These cost estimates were verbally confirmed in April 2010. We believe our current cash balance of $10,787, plus revenue and loans from Mr. Bravo will be sufficient to fund completion of Phase One. Mr. Bravo has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month through March 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously discussed in
Item 1A of the Company's Form 10-K, as amended, which included the audited financial statements for the years ended June 30, 2011 and 2010.

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

3.1           Articles of Incorporation*

3.2           Bylaws*

31            Sec. 302 Certification of Principal Executive & Financial Officer

32            Sec. 906 Certification of Principal Executive & Financial Officer

101           Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-Q and authorized this report to be signed on its behalf by the undersigned, in the city of San Diego, state of California, on November 17, 2011.

                                        Placer del Mar, Ltd.


                                            /s/ Humberto Bravo
                                            ------------------------------------
                                        By: Humberto Bravo
                                            (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this Form 10-Q was signed by the following person in the capacities and date stated.


/s/ Humberto Bravo                                             November 17, 2011
----------------------------------------                       -----------------
Humberto Bravo, President & Director                                 Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer)


/s/ Mario Laguna                                               November 17, 2011
----------------------------------------                       -----------------
Mario Laguna, Director                                               Date