Form 10-Q
period 2012-03-31
Placer Del Mar, Ltd.
filed 2012-05-14
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,720,000 shares of common stock, par value $0.001, as of May 14, 2012

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the three month period ended March 31, 2012, prepared by the Company, immediately follow.

                               PLACER DEL MAR,LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        March 31, 2012         June 30, 2011
                                                                        --------------         -------------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $   2,923             $   6,500
  Accounts Receivable                                                       127,927               146,281
                                                                          ---------             ---------
TOTAL CURRENT ASSETS                                                        130,850               152,781
                                                                          ---------             ---------
OTHER ASSETS
  Mineral Rights License, net                                               319,792               328,159
                                                                          ---------             ---------
TOTAL OTHER ASSETS                                                          319,792               328,159
                                                                          ---------             ---------

      TOTAL ASSETS                                                        $ 450,642             $ 480,940
                                                                          =========             =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $   3,400             $  16,092
  Loan from shareholder                                                      89,700                85,800
  Current portion of mineral rights liabilities, net discount               131,632                67,931
                                                                          ---------             ---------
TOTAL CURRENT LIABILITIES                                                   224,732               169,823
                                                                          ---------             ---------
LONG TERM LIABILITIES
  Mineral Rights Liability, net discount of $22,871                         230,477               278,625
                                                                          ---------             ---------
TOTAL LONG TERM LIABILITIES                                                 230,477               278,625
                                                                          ---------             ---------

TOTAL LIABILITIES                                                           455,209               448,448
                                                                          ---------             ---------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares Common stock,
   ($0.001 par value, 75,000,000 shares authorized;
   1,720,000 shares issued and outstanding at March 31, 2012
   and June 30, 2011 respectively                                             1,720                 1,720
  Additional paid-in capital                                                 42,480                42,480
  Deficit accumulated during exploration stage                              (48,767)              (11,708)
                                                                          ---------             ---------
TOTAL STOCKHOLDERS' EQUITY                                                   (4,567)               32,492
                                                                          ---------             ---------

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY                               $ 450,642             $ 480,940
                                                                          =========             =========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                                (Unaudited)
                                                                                                                 Inception
                                            Nine Months     Three Months      Nine Months     Three Months      May 13, 2005
                                              Ended            Ended            Ended            Ended            through
                                             March 31,        March 31,        March 31,        March 31,        March 31,
                                               2012             2012             2011             2011             2012
                                            ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                  $   14,646       $       --       $  159,152       $   51,952       $  197,927
                                            ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                  14,646               --          159,152           51,952          197,927
                                            ----------       ----------       ----------       ----------       ----------
OPERATING COSTS
  Exploration expense                            1,508               --           18,000           18,000           58,174
  Amortization of mineral rights license         8,367            2,789            3,719            2,789           14,874
  Administrative expenses                       26,277            5,207           27,245           10,845          146,202
                                            ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                           36,152            7,996           48,964           31,634          219,250

OTHER EXPENSE
  Interest expense                              15,553            5,147            6,744            5,070           27,444
                                            ----------       ----------       ----------       ----------       ----------
TOTAL OTHER EXPENSE                             15,553            5,147            6,744            5,070           27,444
                                            ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                           $  (37,059)      $  (13,143)      $  103,444       $   15,248       $  (48,767)
                                            ==========       ==========       ==========       ==========       ==========
BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                                  $    (0.02)      $    (0.01)      $    (0.06)      $    (0.01)
                                            ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   1,720,000        1,720,000        1,720,000        1,720,000
                                            ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                              (Unaudited)
                                                                                                               Inception
                                                   Nine Months   Three Months    Nine Months   Three Months   May 13, 2005
                                                     Ended          Ended          Ended          Ended         through
                                                    March 31,      March 31,      March 31,      March 31,     March 31,
                                                      2012           2012           2011           2011          2012
                                                   ----------     ----------     ----------     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                 $  (37,059)    $  (13,143)    $  103,444     $   15,248    $  (48,767)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long term liabilities                 15,553          5,147          6,744          5,071        27,443
     Amortization of mineral rights license             8,367          2,789          3,719          2,789        14,874
  Changes in operating assets and liabilities:
     Accounts receivable                               18,354             --       (122,152)       (51,952)     (127,927)
     Accounts payable and accrued expenses            (12,692)         3,400         (8,225)           975         3,400
                                                   ----------     ----------     ----------     ----------    ----------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                            (7,477)        (1,807)       (16,470)       (27,869)     (130,977)
                                                   ----------     ----------     ----------     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                                --             --             --             --            --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                   3,900          3,900         22,500             --        89,700
  Issuance of common stock                                 --             --             --             --        44,200
                                                   ----------     ----------     ----------     ----------    ----------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                             3,900             --         22,500             --       133,900
                                                   ----------     ----------     ----------     ----------    ----------

NET INCREASE (DECREASE) IN CASH                        (3,577)         2,093          6,030        (27,869)        2,923

CASH AT BEGINNING OF PERIOD                             6,500            830          1,292         35,191            --
                                                   ----------     ----------     ----------     ----------    ----------
CASH AT END OF PERIOD                              $    2,923     $    2,923     $    7,322     $    7,322    $    2,923
                                                   ==========     ==========     ==========     ==========    ==========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES
  Increase in mining rights license
   and long-term liabilities                          319,792        319,792        331,877        331,877       319,792

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                         $       --     $       --     $       --
                                                   ==========     ==========     ==========

  Income Taxes                                     $       --     $       --     $       --
                                                   ==========     ==========     ==========

                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Placer Del Mar, Ltd. (the "Company") was incorporated in the State of Nevada on May 13, 2005, and its year-end is June 30. The Company is "An Exploration Stage Company" as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 918, DEVELOPMENT STAGE ENTITIES. The Company obtained a mineral rights option agreement on June 3, 2005. The Company has ongoing exploration activities on the property and is considered to be a Smaller Reporting Company for U.S. Securities and Exchange Commission filing purposes. Management believes that based upon the definition of a Shell Company set forth in Footnote 172 to Amended Rule 144, the Company is not a Shell Company because it has a limited operating history, was a start-up company, and as such, does not have "no or nominal operations. Specifically, the Company's inception date was May, 13th 2005. The Company began operations in September of 2006 and has had ongoing operations and has spent $208,695 to date on operations to confirm viable minerals within the claim. These funds have been expensed due to PCAOB and GAAP rules. The Company will continue to dedicate funds through ongoing trenching seeking to identify and exploit any minerals within the mining claim asset. Further the Company paid an upfront fee of $2,000 for the Placer Del Mar claim, and retain 99% of the net smelter returns from any viable minerals within the claim. It is subject to a net smelter return of 1% to Jorge Alberto Almarez.

On December 8, 2010 the Company entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. As of March 31, 2012 the Company had reported revenue of $197,927 from the Conchuela extraction.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
                                   (Unaudited)
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $197,927 since inception, the Company generated a net loss of $48,767 during the period from May 13, 2005 (inception) to March 31, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for exploration beyond Phase 1, this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4. RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. The company has obtained a mineral rights option agreement. The officer/director of the Company is retired. It is possible he could become involved in other business activities as they become available. This could create a conflict between the Company and his other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise. Loan from shareholder represents a loan from a related party. As of March 31, 2012 the loan balance is $89,700. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the company's business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

NOTE 5. INCOME TAXES

                                                            As of March 31, 2012
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforward                            $ 48,767
       Tax rate                                                        34%
                                                                 --------
     Gross deferred tax assets                                     16,581
     Valuation allowance                                          (16,581)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 6. NET OPERATING LOSSES

As of March 31, 2012, the Company has a net operating loss carryforward of $48,767. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 7. MINERAL PROPERTY (CONTINUED)

B) PROPERTY PAYMENTS AND ASSESSMENT WORK

Pay, or cause to paid, to grantor, or on grantor's behalf as the Company may determine, all property payments and assessment work required to keep the Concessions and this Option in good standing during the term of this agreement.

The Company entered Mineral Rights Revenue Sharing Agreement with Mr. Almarez. Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez gives and grants to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 (present value is $188,160) by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. According to a letter from Mr. Almarez on December 1, 2011, he agreed to extend the payment due date from June 30, 2011 to April 1, 2012. The monthly amount of $6,666 will continue to accrue as of June 1, 2011 and if the Company is able to make payments before April 1, 2012 the Company will do so. If no payments are made prior to April 1, 2012 the amounts due on that date will be $73,326. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favour of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2012
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 8. MINERAL EXTRACTION AGREEMENT FOR CONCHUELA (CONTINUED)

Under the terms of the Mineral Extraction Agreement Roca Cantera Y Marmol, Canteras Acabados Finos will pay Placer del Mar $0.88 per square foot for all Conchuela extracted from the Property for its mineral extraction activities which began in the fourth quarter of 2010. The first section consists of one acre with a surface area of 43,560 square feet and is one of 46.2 acres included in this Agreement. Payments shall be calculated on the total number of square feet extracted each month from the Property and due and payable to us within thirty days, with a minimum monthly payment of $8,000. In an addendum to the Agreement dated July 1, 2011, upon mutual consent of both parties, Placer and Roca Cantera Y Marmol, agreed that the minimum monthly payment of $8,000 may be waived from time to time, with written consent of both parties. As of March 31, 2012 the Company has generated $197,927 in revenue from the Conchuela extraction and has an outstanding receivable balance of $127,927.

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

As of March 31, 2012 the Company had 1,720,000 shares of common stock issued and outstanding.

NOTE 10.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2012:

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

Since inception through March 31, 2012 we received funding of $34,200 through the sale of common stock. Mr. Bravo, an officer and director, purchased 1,000,000 shares of our common stock at $0.01 per share for cash of $10,000 and he received 100,000 shares of the Company's common stock valued at $10,000 ($0.10 per share) in exchange for filing a mineral claim on the Company's behalf. We offered and sold 420,000 common stock shares at $0.01 per share for cash of $4,200 to 42 non-affiliated private investors. We offered and sold 200,000 common stock shares at $0.10 per share for cash of $20,000 to 4 non-affiliated private investors.

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

From May 2009 through March 2010 Mr. Bravo was unable to provide funds to the Company while he handled his personal financial affairs. Without his funding, or other sources of cash, we did not have sufficient funds to continue operations due to Mr. Bravo's inability to continue to loan the Company funds at that time and determined it was in the best interests to put our exploration program, that we began in September 2006, on hold. In April 2010 we reactivated our program and resumed trenching activities due to Mr. Bravo's improved personal financial condition and his ability to again provide us with funding. Phase One will require approximately another six months to complete. Once Phase One is completed, the Company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies that will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. The total estimated costs of $100,000 for Phase One includes $2,000 for a geological study and $70,000 to $80,000 for ongoing trenching. Through March 31, 2012 we have spent $58,174 on exploration activities, $3,920 spent in the year ended June 30, 2006, $8,054 spent in the year ended June 30, 2007, $2,500 spent in the year ended June 30, 2008, $9,000 spent in the year ended June 30, 2010, $33,192 in the fiscal year ended June 20, 2011 and $1,508 in the current fiscal year. We believe our current cash balance of $2,923, plus revenues and loans from Mr. Bravo as needed, will be sufficient to fund completion of Phase One. Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the with business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for twenty-four months (a total of $144,000), beginning in April 2010. Mr. Bravo has assured us in writing he has sufficient financial resources to provide the Company with the required capital to complete Phase One.

Mr. Bravo loaned the Company $26,500 during the year ended June 30, 2011. He will continue to loan the Company funds on a month by month basis, as needed. The total amount owed Mr. Bravo at March 31, 2012 is $89,700. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the Company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the Company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

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

We believe that based upon the definition of a Shell Company set forth in Footnote 172, we are not a Shell Company because we have a limited operating history, were a start-up company, and as such, we do not have "no or nominal operations. Specifically, our inception date was May 13th, 2005. We began operations in September of 2006. We have had ongoing operations and have spent $219,250 to date on our operations to confirm viable minerals within the claim. These funds have been expensed due to PCAOB and GAAP rules. We will continue to dedicate funds through ongoing trenching seeking to identify and exploit any minerals within our mining claim asset. Further we paid an upfront fee of $2,000 for the Placer Del Mar claim, and retain 99% of the net smelter returns from any viable minerals within the claim. It is subject to a net smelter return of 1% to Mr. Almarez.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006. We have generated $197,927 in revenues and have incurred $246,694 in expenses from ongoing operations since inception through March 31, 2012, resulting in a net loss of $48,767.

The following table provides selected financial data about our Company for the period ended March 31, 2012.

                    Balance Sheet Data:           3/31/2012
                    -------------------           ---------

                    Cash                          $   2,923
                    Total assets                  $ 450,642
                    Total liabilities             $ 455,209
                    Shareholders' equity          $  (4,567)

During the three month periods ended March 31, 2012 and 2011 we generated $0 and $51,952 in revenues, respectively. During the three month period ended March 31, 2012 we incurred $5,207 in general and administrative expenses, $5,147 in interest expense and $2,789 in the amortization of the mineral rights license. For the three month period ended March 31, 2011 we incurred $10,845 in general and administrative expenses, $18,000 in exploration expenses, $5,070 in interest expense and $2,789 in the amortization of the mineral rights license.

During the nine month periods ended March 31, 2012 and 2011 we generated $14,646 and $159,152 in revenues, respectively. During the nine month period ended March 31, 2012 we incurred $26,277 in general and administrative expenses, $15,553 in interest expense, $1,508 in exploration expense and $8,367 in the amortization of the mineral rights license. For the nine month period ended March 31, 2011 we incurred $27,245 in general and administrative expenses $6,744 in interest expense, $18,000 in exploration expenses and $3,719 in the amortization of the mineral rights license.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2012 was $2,923 with $127,927 in accounts receivable. There was no cash provided by financing activities for the period ended March 31, 2012. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors.

We believe our existing cash balance, revenue from the Conchuela extraction and any funds loaned from Mr. Bravo will be sufficient to fund our operations for the next twelve months during our exploration stage. Through March 31, 2012 we have spent $58,174 on exploration activities. In addition to our existing cash, Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the Company's business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month for twenty-four months (a total of $144,000), beginning in April 2010. From April 2010 to March 31, 2012 Mr. Bravo loaned the company $31,700, leaving up to $112,300 available to the Company. The cumulative total amount of the loan at March 31, 2012 was $89,700. No amount of funds, loaned to the Company by Mr. Bravo, has been repaid as of the date of this filing.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINING SAFETY DISCLOSURES

The Company is not currently the operator of a mine.

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

May 14, 2012                             Placer del Mar, Ltd.


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


/s/ Humberto Bravo                                             May 14, 2012
---------------------------------------                        ------------
Humberto Bravo, President & Director                               Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting
Officer)


/s/ Mario Laguna                                               May 14, 2012
---------------------------------------                        ------------
Mario Laguna, Director                                            Date