Form 10-K
period 2012-06-30
Placer Del Mar, Ltd.
filed 2012-10-15
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 8, 2012, the registrant had 1,720,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 8, 2012.

                              PLACER DEL MAR, LTD.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                              3
Item 1A. Risk Factors                                                         17
Item 2.  Properties                                                           20
Item 3.  Legal Proceedings                                                    21
Item 4.  Mine Safety Disclosures                                              21

                                     Part II

Item 5.  Market for Registrant's Common Equity & Related Stockholder
         Matters                                                              21
Item 7.  Management's Discussion and Analysis of Financial Condition or
         Results of Operations                                                22
Item 8.  Financial Statements                                                 27
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 38
Item 9A. Controls and Procedures                                              38
Item 9B. Other Information                                                    39

                                    Part III

Item 10. Directors and Executive Officers                                     41
Item 11. Executive Compensation                                               43
Item 12. Security Ownership of Certain Beneficial Owners and Management       45
Item 13. Certain Relationships and Related Transactions                       45
Item 14. Principal Accounting Fees and Services                               46

                                     Part IV

Item 15. Exhibits                                                             46

Signatures                                                                    47

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

On December 8, 2010, Placer Del Mar entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property per its rights as Operator and right to appoint a nominee under the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 between Placer Del Mar and Mr. Almarez as amended on December 8, 2010. While Roca Cantera Y Marmol continues its mineral extraction of Conchuela, we will continue our operations in Phase One exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Any revenues derived from the Conchuela extraction will be used to help pay for our operating and exploration expenses. At this time we are unable to estimate how much total revenue will be generated from the Conchuela extraction, however, per our agreement with Roca Cantera Y Marmol they are to pay us a minimum of $8,000 per month commencing no later than December 31, 2010. As of June 30, 2012 the Company has generated $197,927 in revenue from the Conchuela extraction and has an outstanding receivable balance of $127,927.

Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez granted to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the Company with a related liability, subject to a payment of $400,000 by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favor of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. According to a letter from Mr. Almarez dated September 30, 2012, he agreed to extend the payment due date from April 1, 2012 to December 1, 2012. The monthly amount of $6,666 will continue to accrue as of April 1, 2012 and if the Company is able to make payments before December 1, 2012 the Company will do so. If no payments are made prior to December 1, 2012 the amounts due on that date will be $133,320. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006. The total estimated square footage of the Conchuela reserves is not known at this time. The Company recorded $334,666 as a mineral rights license and amortizes them for a 30 year option period.

Since inception through June 30, 2012 we received funding of $34,200 through the sale of common stock. Mr. Bravo, an officer and director, purchased 1,000,000 shares of our common stock at $0.01 per share for cash of $10,000 and he received 100,000 shares of the Company's common stock valued at $10,000 ($0.10 per share) in exchange for filing a mineral claim on the Company's behalf. We offered and sold 420,000 common stock shares at $0.01 per share for cash of $4,200 to 42 non-affiliated private investors. We offered and sold 200,000 common stock shares at $0.10 per share for cash of $20,000 to 4 non-affiliated private investors.

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

GENERAL INFORMATION

The Company continues limited exploration and trenching activities that began on September 27, 2006 exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Prior to beginning Phase One of our exploration program, we retained 3 GEO Geological Services, a professional geological firm, to complete an initial review of the claim and to provide us with a geological report respecting the claim that included exploration recommendations. Our president filed a mineral claim with the Mexican government on April 24, 2006 on behalf of the Company.

From May 2009 through March 2010 Mr. Bravo was unable to provide funds to the Company while he handled his personal financial affairs. Without his funding, or other sources of cash, we did not have sufficient funds to continue operations due to Mr. Bravo's inability to continue to loan the Company funds at that time and determined it was in the best interests to put our exploration program, that we began in September 2006, on hold. In April 2010 we reactivated our program and resumed trenching activities due to Mr. Bravo's improved personal financial condition and his ability to again provide us with funding. Phase One will require approximately another twelve months to complete under the current exploration timetable. Once Phase One is completed, the Company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies that will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. The total estimated costs of $100,000 for Phase One includes $2,000 for a geological study and $70,000 to $80,000 for ongoing trenching. Through June 30, 2012 we have spent $58,174 on Phase One exploration activities, $3,920 spent in the year ended June 30, 2006, $8,054 spent in the year ended June 30, 2007, $2,500 spent in the year ended June 30, 2008, $9,000 spent in the year ended June 30, 2010, $33,192 in the year ended June 30, 2011 and $1,508 in the current fiscal year. We believe our current cash balance of $1,089, plus revenues and loans from Mr. Bravo as needed, will be sufficient to fund completion of Phase One. Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the with business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $144,000. Mr. Bravo has assured us in writing he has sufficient financial resources to provide the Company with the required capital to complete Phase One.

Mr. Bravo loaned the Company $6,700 during the year ended June 30, 2012. He will continue to loan the Company funds on a month by month basis, as needed. The total amount owed Mr. Bravo at June 30, 2012 is $92,500. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the business plan. These funds shall continue through Phase One, or until such time as the Company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $144,000 to allow the Company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

If economically viable minerals are discovered in Phase One, we intend to initiate Phase Two of our plan during the fourth quarter of 2013. Initial costs for our Phase Two plan are as follows; mechanical trenching $12,500 per month for four months for a total cost of $50,000, drilling costs of $12,500 per month for a total cost of $50,000, fuel costs of $2,500 totaling $10,000, waste removal costs of $1,000 per month totaling $4,000, labor costs of $5,000 per month for four months totaling $20,000, and a onetime cost of $25,000 for mining permits. We have not yet applied for mining permits. We intend to apply for mining permits upon discovery of economically viable minerals. The estimated time to complete the application process and obtain permits for mining is thirty days. Total cost for Phase Two of our program is $159,000. We will require additional funding in order to proceed with the excavation of any minerals and any subsequent recommended work on the claim. If we are not successful in the discovery of minerals our operations will cease and investors will likely lose their money.

On December 8, 2010, Placer Del Mar entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property per its rights as Operator and right to appoint a nominee under the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 between Placer Del Mar and Mr. Almarez as amended on December 8, 2010. While Roca Cantera Y Marmol continues its mineral extraction of Conchuela, we will continue our operations in Phase One exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Any revenues derived from the Conchuela extraction will be used to help pay for our operating and exploration expenses. At this time we are unable to estimate how much total revenue will be generated from the Conchuela extraction, however, per our agreement with Roca Cantera Y Marmol they are to pay us a minimum of $8,000 per month beginning in the fourth quarter of 2010. As of June 30, 2012 we have generated $197,927 in revenue from the Conchuela extraction.

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

REQUIREMENTS OR CONDITION FOR RETENTION OF TITLE

     Mining regulations in Mexico consist of the following items; registration with General Director of Mines and the Tax Administration Service (SHCP), initiate a geological mining investigation to determine the potential resource within the prospective land, define the surface area of the mining request, pay the mining tariff which is determined by the size of the claim, and receive the permit for the Mining Concession issued by the General Director of mines. The mining tariff to maintain our claim is $200 (U.S.) per year paid in four quarterly payments of $50 (U.S.). The tariff is paid to the Mexican federal government. We are current in our payments; the next payment is due in November 2012. We anticipate the total cost of permits to be approximately $25,000. Mining permits last for a period of six years.

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

From May 2009 through March 2010 Mr. Bravo was unable to provide funds to the company while he handled his personal financial affairs. Without his funding, or other sources of cash, we did not have sufficient funds to continue operations and determined it was in our best interests to put our exploration program, that we began in September 2006, on hold. In April 2010 we reactivated our program and resumed trenching activities due to Mr. Bravo's improved personal financial condition and his ability to again provide us with funding. Phase One will require approximately another twelve months to complete under the current exploration timetable. Once Phase One is completed, the Company's geologist has verbally assured us his firm will be ready to conduct geological and geophysical studies that will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. The total estimated costs of $100,000 for Phase One includes $2,000 for a geological study and $70,000 to $80,000 for ongoing trenching. Through June 30, 2012 we have spent $58,174 on Phase One exploration activities, $3,920 spent in the year ended June 30, 2006, $8,054 spent in the year ended June 30, 2007, $2,500 spent in the year ended June 30, 2008, $9,000 spent in the year ended June 30, 2010, $33,192 in the year ended June 30, 2011 and $1,508 in the current fiscal year. We believe our current cash balance of $1,089, plus revenues and loans from Mr. Bravo as needed, will be sufficient to fund completion of Phase One. Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the with business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $144,000.

Mr. Bravo has assured us in writing that he has sufficient financial resources to provide the company with the required capital to complete Phase One. From April 2010 to June 30, 2012 Mr. Bravo has loaned the company $92,500, leaving up to $51,500 available to the Company. In the event Mr. Bravo does not provide such funding the business will likely fail, cease operations, and investors will likely lose their money. Phase Two of our exploration is contingent upon the discovery of sufficient mineralization to continue. If we are not successful in the discovery of minerals our operations will cease and investors will likely lose their money.

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

Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez granted to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favor of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. According to a letter from Mr. Almarez dated September 30, 2012, he agreed to extend the payment due date from April 1, 2012 to December 1, 2012. The monthly amount of $6,666 will continue to accrue as of April 1, 2012 and if the Company is able to make payments before December 1, 2012 the Company will do so. If no payments are made prior to December 1, 2012 the amounts due on that date will be $133,320. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006.

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

Under the terms of the new agreement, Mr. Almarez granted to Placer the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favor of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. According to a letter from Mr. Almarez dated September 30, 2012, he agreed to extend the payment due date from April 1, 2012 to December 1, 2012. The monthly amount of $6,666 will continue to accrue as of April 1, 2012 and if the Company is able to make payments before December 1, 2012 the Company will do so. If no payments are made prior to December 1, 2012 the amounts due on that date will be $133,320. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006.

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

WE ARE AN EXPLORATION STAGE COMPANY IN OUR FIRST PHASE OF OUR EXPLORATION ACTIVITIES ON OUR CLAIM, WHICH WE ESTIMATE MAY TAKE UP TO ANOTHER TWELVE MONTHS TO COMPLETE UNDER THE CURRENT EXPLORATION TIMETABLE. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

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

ITEM 4. MINING SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the Over-the-Counter Bulletin Board with the symbol PDMT. There has been no active trading of our securities during the year ended June 30, 2012.

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

STOCK TRANSFER AGENT

Our stock transfer agent is VStock Transfer, LLC, 77 Spruce Street, Suite 201, Cedarhurst, New York 11516.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006. We have generated $197,927 in revenues and have incurred $319,204 in expenses from ongoing operations since inception through June 30, 2012, resulting in a net loss of $121,276.

The following table provides selected financial data about our Company for the period ended June 30, 2012.

                    Balance Sheet Data:           6/30/2012
                    -------------------           ---------
                    Cash                          $   1,089
                    Total assets                  $ 446,019
                    Total liabilities             $ 523,095
                    Shareholders' equity          $ (77,076)

During the years ended June 30, 2012 and 2011 we generated $14,646 and $183,281 in revenues, respectively. During the year ended June 30, 2012 we incurred $90,850 in general and administrative expenses, $20,700 in interest expense, $1,508 in exploration expense and $11,156 in the amortization of the mineral rights license. During the year ended June 30, 2011 we incurred $31,591 in general and administrative expenses, $11,891 in interest expense, $33,192 in exploration expense and $6,507 in the amortization of the mineral rights license. The decrease in revenue and expenses from 2012 to 2011 was due to a slow down of the extraction of Conchuela from the property.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2012 was $1,089 with $127,927 in accounts receivable. There was no cash provided by financing activities for the year ended June 30, 2012. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors.

We believe our existing cash balance, revenue from the Conchuela extraction and any funds loaned from Mr. Bravo will be sufficient to fund our operations for the next twelve months during our exploration stage. Through June 30, 2012 we have spent $58,174 on exploration activities. In addition to our existing cash, Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the Company's business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to a total of $144,000. From April 2010 to June 30, 2012 Mr. Bravo loaned the company $92,500, leaving up to $51,500. No amount of funds, loaned to the Company by Mr. Bravo, has been repaid as of the date of this filing.

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

From May 2009 through March 2010 Mr. Bravo was unable to provide funds to the company while he handled his personal financial affairs. Without his funding, or other sources of cash, we did not have sufficient funds to continue operations and determined it was in our best interests to put our exploration program, which we began in September 2006, on hold. Mr. Bravo has assured us in writing he has sufficient financial resources to provide the company with the required capital to complete Phase One. In April 2010 we reactivated our program and have commenced trenching activities. We believe we will be able to complete Phase One of exploration on the Placer Del Mar claim within the next twelve months under the current exploration timetable. Phase One will consist of geologic surveying, mapping and analytical assays. We anticipate that Phase One, including ongoing trenching, will cost approximately $100,000. Phase One cost estimates were provided to us by 3 GEO Geological Services who prepared the preliminary geological report respecting the Placer Del Mar claim. Through June 30, 2012 we have spent $58,174 on Phase One exploration activities, $3,920 spent in the year ended June 30, 2006, $8,054 spent in the year ended June 30, 2007, $2,500 spent in the year ended June 30, 2008, $9,000 spent in the year ended June 30, 2010, $33,192 in the year ended June 30, 2011 and $1,508 in the current fiscal year.

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

PHASE ONE

We are continuing Phase One of our exploration program we began on September 27, 2006 on the Placer Del Mar mineral claim exploring for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Phase One will require approximately another twelve months to complete based on the current exploration timetable. Once the current trenching program is completed, 3 Geo Geological Services has verbally assured us their firm will be ready to conduct geological and geophysical studies will be conducted on the claim at an estimated cost of $1,890 per month for a total cost of $17,000. A senior geologist will conduct the studies at a cost of $450 per month for a total cost of $4,000. The cost for assays is $450 per month for a total cost of $4,000. Total estimated costs for Phase One including the $2,000 a geological study and ongoing trenching is $100,000. These cost estimates were verbally confirmed in April 2010. We believe our current cash balance, plus revenue and loans from Mr. Bravo, will be sufficient to fund completion of Phase One. Mr. Bravo has provided us with a written agreement to loan the company sufficient funds to continue the company's business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $144,000.

PHASE TWO

If economically viable minerals are discovered in Phase One, we intend to initiate Phase Two of our plan during the fourth quarter of 2013. Initial costs for our Phase Two plan are as follows; mechanical trenching $12,500 per month for four months for a total cost of $50,000, drilling costs of $12,500 per month for a total cost of $50,000, fuel costs of $2,500 totaling $10,000, waste removal costs of $1,000 per month totaling $4,000, labor costs of $5,000 per month for four months totaling $20,000, and a onetime cost of $25,000 for mining permits. We have not yet applied for mining permits. We intend to apply for mining permits upon discovery of economically viable minerals. The estimated time to complete the application process and obtain permits for mining is thirty days. Total cost for Phase Two of our program is $159,000. We will require additional funding in order to proceed with the excavation of any minerals and any subsequent recommended work on the claim. As of this date we have not identified a source for this additional funding. We do not expect weather conditions to substantially impact our plan of operation due to the moderate climate and favorable weather conditions of Baja California, Mexico. Phase Two of our exploration is contingent upon the discovery of sufficient mineralization to continue. If we are not successful in the discovery of minerals our operations will cease and investors will likely lose their money.

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

Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez granted to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favor of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela. According to a letter from Mr. Almarez dated September 30, 2012, he agreed to extend the payment due date from April 1, 2012 to December 1, 2012. The monthly amount of $6,666 will continue to accrue as of April 1, 2012 and if the Company is able to make payments before December 1, 2012 the Company will do so. If no payments are made prior to December 1, 2012 the amounts due on that date will be $133,320. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement dated April 24, 2006.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Placer Del Mar LTD.

I have audited the accompanying balance sheets of Placer Del Mar LTD. (A Development Stage Company) as of June 30, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2012 and 2011 and for the period from May 13, 2005 (inception), to June 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Placer Del Mar LTD., (A Development Stage Company) as of June 30, 2012 and 2011, and the results of its operations and cash flows for the years ended June 30, 2012 and 2011 and the period from May 13, 2005 (inception), to June 30, 2012 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
----------------------------
George Stewart
Seattle, Washington
October 5, 2012

                               PLACER DEL MAR,LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                                  Year Ended           Year Ended
                                                                                 June 30, 2012        June 30, 2011
                                                                                 -------------        -------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                        $    1,089           $    6,500
  Accounts Receivable                                                                 127,927              146,281
                                                                                   ----------           ----------
      TOTAL CURRENT ASSETS                                                            129,016              152,781
                                                                                   ----------           ----------
OTHER ASSETS
  Mineral Rights License, net                                                         317,003              328,159
                                                                                   ----------           ----------
      TOTAL OTHER ASSETS                                                              317,003              328,159
                                                                                   ----------           ----------

      TOTAL ASSETS                                                                 $  446,019           $  480,940
                                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                 $   63,339           $   16,092
  Loan from shareholder                                                                92,500               85,800
  Current portion of mineral rights liabilities, net discount                         153,371               67,931
                                                                                   ----------           ----------
      TOTAL CURRENT LIABILITIES                                                       309,210              169,823
                                                                                   ----------           ----------
LONG TERM LIABILITIES
  Mineral Rights Liability, net discount of $19,465                                   213,885              278,625
                                                                                   ----------           ----------
      TOTAL LONG TERM LIABILITIES                                                     213,885              278,625
                                                                                   ----------           ----------
      TOTAL LIABILITIES                                                               523,095              448,448
                                                                                   ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares Common stock,
   ($0.001 par value, 75,000,000 shares authorized; 1,720,000 shares
   issued and outstanding at June 30, 2012 and June 30, 2011 respectively               1,720                1,720
  Additional paid-in capital                                                           42,480               42,480
  Deficit accumulated during exploration stage                                       (121,276)             (11,708)
                                                                                   ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                                      (77,076)              32,492
                                                                                   ----------           ----------

      TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY                                  $  446,019           $  480,940
                                                                                   ==========           ==========


                       See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                                                        Inception
                                                                                                       May 13, 2005
                                                               Year Ended          Year Ended             through
                                                              June 30, 2012       June 30, 2011        June 30, 2012
                                                              ------------         ------------         ------------
REVENUES
  Revenues                                                    $     14,646         $    183,281         $    197,927
                                                              ------------         ------------         ------------
TOTAL REVENUES                                                      14,646              183,281              197,927
                                                              ------------         ------------         ------------
OPERATING COSTS
  Exploration expense                                                1,508               33,192               58,174
  Amortization of mineral rights license                            11,156                6,507               17,663
  Administrative expenses                                           90,850               31,591              210,777
                                                              ------------         ------------         ------------
TOTAL OPERATING COSTS                                              103,514               71,290              286,614

OTHER EXPENSE
  Interest expense                                                  20,700              (11,891)              32,590
                                                              ------------         ------------         ------------
TOTAL OTHER EXPENSE                                                 20,700              (11,891)              32,590
                                                              ------------         ------------         ------------

NET INCOME (LOSS)                                             $   (109,568)        $    100,100         $   (121,276)
                                                              ============         ============         ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                   $      (0.06)        $       0.06
                                                              ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             1,720,000            1,720,000
                                                              ============         ============


                        See Notes to Financial Statements

                              PLACER DEL MAR LTD.
                         (An Exploration Stage Company)
                       Statements of Stockholder's Equity
                            (Stated in U.S.Dollars)
--------------------------------------------------------------------------------


                                                                                           Deficit
                                                                                         Accumulated
                                                               Common       Additional     During
                                                 Common        Stock         Paid-in     Exploration
                                                 Stock         Amount        Capital        Stage         Total
                                                 -----         ------        -------        -----         -----
BALANCE, MAY 13, 2005                                  --     $      --     $      --     $      --     $      --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                              1,000,000         1,000         9,000                      10,000
Stock issued for cash on June 14, 2005
 @ $0.01 per share                                420,000           420         3,780                       4,200
Stock issued for cash on June 30, 2005
 @ $0.10 per share                                200,000           200        19,800                      20,000
Net loss,  June 30, 2005                                                                     (3,500)       (3,500)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2005                          1,620,000         1,620        32,580        (3,500)       30,700
                                              -----------     ---------     ---------     ---------     ---------
Stock issued for services on May 22, 2006
 @ $0.10 per share                                100,000           100         9,900                      10,000
Net loss,  June 30, 2006                                                                    (25,885)      (25,885)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2006                          1,720,000         1,720        42,480       (29,385)       14,815
                                              -----------     ---------     ---------     ---------     ---------
Net loss, June 30, 2007                                                                     (29,105)      (29,105)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2007                          1,720,000         1,720        42,480       (58,490)      (14,290)
                                              -----------     ---------     ---------     ---------     ---------
Net Loss June 30, 2008                                                                      (18,023)      (18,023)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2008                          1,720,000         1,720        42,480       (76,513)      (32,313)
                                              -----------     ---------     ---------     ---------     ---------
Net Loss June 30, 2009                                                                      (24,649)      (24,649)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2009                          1,720,000         1,720        42,480      (101,162)      (56,962)
                                              -----------     ---------     ---------     ---------     ---------
Net Loss June 30, 2010                                                                      (10,646)      (10,646)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2010                          1,720,000         1,720        42,480      (111,808)      (67,608)
                                              -----------     ---------     ---------     ---------     ---------
Net Profit June 30, 2011                                                                    100,100       100,100
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2011                          1,720,000         1,720        42,480       (11,708)       32,492
                                              -----------     ---------     ---------     ---------     ---------
Net loss June 30, 2012                                                                     (109,568)     (109,568)
                                              -----------     ---------     ---------     ---------     ---------

BALANCE JUNE 30, 2012                           1,720,000     $   1,720     $  42,480     $(121,276)    $ (77,076)
                                              ===========     =========     =========     =========     =========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                                                                  Inception
                                                                                                                 May 13, 2005
                                                                       Year Ended           Year Ended             Through
                                                                      June 30, 2012        June 30, 2011         June 30, 2012
                                                                        ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                                      $ (109,568)          $  100,100           $ (121,276)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long term liabilities                                      20,700               11,891               32,590
     Amortization of mineral rights license                                 11,156                6,507               17,663
  Changes in operating assets and liabilities:
     Accounts receivable                                                    18,354             (146,281)            (127,927)
     Accounts payable and accrued expenses                                  47,247                6,491               63,339
                                                                        ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (12,111)             (21,292)            (135,611)
                                                                        ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                                        6,700               26,500               92,500
  Issuance of common stock                                                      --                   --               44,200
                                                                        ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               6,700               26,500              136,700
                                                                        ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                             (5,411)               5,208                1,089
CASH AT BEGINNING OF PERIOD                                                  6,500                1,292                   --
                                                                        ----------           ----------           ----------

CASH AT END OF PERIOD                                                   $    1,089           $    6,500           $    1,089
                                                                        ==========           ==========           ==========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES
  Increase in mining rights license and long-term liabilities              317,003              334,666              317,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                              $       --           $       --           $       --
                                                                        ==========           ==========           ==========
  Income Taxes                                                          $       --           $       --           $       --
                                                                        ==========           ==========           ==========


                       See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Placer Del Mar, Ltd. (the "Company") was incorporated in the State of Nevada on May 13, 2005, and its year-end is June 30. The Company is "An Exploration Stage Company" as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 918, DEVELOPMENT STAGE ENTITIES. The Company obtained a mineral rights option agreement on June 3, 2005. The Company has ongoing exploration activities on the property and is considered to be a Smaller Reporting Company for U.S. Securities and Exchange Commission filing purposes. Management believes that based upon the definition of a Shell Company set forth in Footnote 172 to Amended Rule 144, the Company is not a Shell Company because they have a limited operating history, were a start-up company, and as such, does not have "no or nominal operations. Specifically, the Company's inception date was May, 13th 2005. The Company began operations in September of 2006 and has had ongoing operations and has spent $286,614 to date on operations to confirm viable minerals within the claim. These funds have been expensed due to PCAOB and GAAP rules. The Company will continue to dedicate funds through ongoing trenching seeking to identify and exploit any minerals within the mining claim asset. Further the Company paid an upfront fee of $2,000 for the Placer Del Mar claim, and retain 99% of the net smelter returns from any viable minerals within the claim. It is subject to a net smelter return of 1% to Mr. Almarez.

On December 8, 2010 the Company entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. As of June 30, 2012 the Company had reported revenue of $197,927 from the Conchuela extraction.

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $14,646 and $183,281 in the years ended June 30, 2012 and 2011, respectively, the Company generated a net loss of $121,276 during the period from May 13, 2005 (inception) to June 30, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for exploration beyond Phase 1, this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

Loan from shareholder represents a loan from a related party. As of June 30, 2012 the loan balance is $92,500. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the company's business plan. These funds shall continue through Phase One for a period of twenty-four months, beginning April 2010, or until such time as the company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $6,000 per month to allow the company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 5. INCOME TAXES

                                                                       As of
                                                                   June 30, 2012
                                                                   -------------
Deferred tax assets:
  Net operating tax carryforward                                     $ 121,276
  Tax rate                                                                  34%
                                                                     ---------
Gross deferred tax assets                                               41,234
Valuation allowance                                                    (41,234)
                                                                     ---------

Net deferred tax assets                                              $       0
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

NOTE 6. NET OPERATING LOSSES

As of June 30, 2012, the Company has a net operating loss carryforward of $121,276. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

The Company entered Mineral Rights Revenue Sharing Agreement with Mr. Almarez. Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez gives and grants to Placer Del Mar the sole and exclusive right to establish mineral claims on the Property, recorded as an asset of the company with a related liability, subject to a payment of $400,000 (present value is $294,287) by Placer to Mr. Almarez to be paid in equal payments over sixty (60) months in the amount of $6,666 beginning no later than June 1, 2011 for the exclusive right to begin extracting only Conchuela from the Property commencing December 8, 2010. According to a letter from Mr. Almarez, he agreed to extend the payment due date from April 1, 2012 to December 31, 2012. The monthly amount of $6,666 will continue to accrue as of April 1, 2012 and if the Company is able to make payments before December 31, 2012 the Company will do so. If no payments are made prior to December 31, 2012 the amounts due on that date will be $133,320. Such payments shall be lieu of the original 1% Net Smelter Returns royalty originally reserved in favour of Mr. Almarez in the Mineral Rights Revenue Sharing Agreement dated April 24, 2006 and relate only to the mining and extraction of Conchuela.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 7. MINERAL PROPERTY (CONTINUED)

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

Under the terms of the Mineral Extraction Agreement Roca Cantera Y Marmol, Canteras Acabados Finos will pay Placer del Mar $0.88 per square foot for all Conchuela extracted from the Property for its mineral extraction activities which began in the fourth quarter of 2010. The first section consists of one acre with a surface area of 43,560 square feet and is one of 46.2 acres included in this Agreement. Payments shall be calculated on the total number of square feet extracted each month from the Property and due and payable to us within thirty days, with a minimum monthly payment of $8,000. As of June 30, 2012 the Company has generated $197,927 in revenue from the Conchuela extraction and has an outstanding receivable balance of $127,927.

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

As of June 30, 2012 the Company had 1,720,000 shares of common stock issued and outstanding.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2012:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,720,000 shares issued and outstanding.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2012 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and officer of Placer Del Mar, whose one year term will expire 05/15/13, or at such a time as successor(s) shall be elected and qualified are as follows:

Name & Address            Age    Position      Date First Elected   Term Expires
--------------            ---    --------      ------------------   ------------
Humberto Bravo            65     President,        05/15/05           05/15/13
302 Washington St. #351          Secretary,
San Diego, CA 92103              Director

Mario Laguna              59     Director          06/01/10           05/15/13
302 Washington St. #351
San Diego, CA  92103

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

1998 - Current - Retired

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

2006 - Current - Retired

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

                           SUMMARY COMPENSATION TABLE

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                     Non-Equity   Nonqualified
                                                                     Incentive     Deferred       All
 Name and      Year                                                    Plan         Compen-      Other
 Principal     ended                           Stock       Option     Compen-       sation       Compen-
 Position     June 30,   Salary     Bonus      Awards      Awards     sation       Earnings      sation*    Totals
------------    ----     ------     -----      ------      ------     ------       --------      ------     ------
H. Bravo,       2012       0          0          0           0           0            0              0         0
President,      2011       0          0          0           0           0            0              0         0
CEO, CFO and    2010       0          0          0           0           0            0              0         0
Director

M. Laguna,      2012       0          0          0           0           0            0              0         0
Director        2011       0          0          0           0           0            0              0         0
                2010       0          0          0           0           0            0              0         0

----------
* All Other Compensation consists of the following: In the past (until January 2007) we paid Mr. Bravo $500 per month for management fees and the use of his office space.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Placer Del Mar's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of Placer Del Mar's common stock as of the date of this report:

Title of                                          Amount &              Percent
Name & Class     Address                       Nature of owner           Owned
------------     -------                       ---------------           -----
Common           Humberto Bravo                  1,100,000 (a)            64%
                 302 Washington St. #351
                 San Diego, CA 92103

Common           Mario Laguna                            0                 0%
                 302 Washington St. #351
                 San Diego, CA  92103

Total Shares Owned by Officers & Directors       1,100,000                64%
 As a Group

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

Mr. Bravo loaned the company a total of $6,700 for the year ended June 30, 2012 and will continue to loan the company funds on a month by month basis as needed. The total amount owed Mr. Bravo at June 30, 2012 is $92,500. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the company's business plan. These funds shall continue through Phase One, or until such time as the company's geologist determines that further geological exploration is not warranted. The loan is in an amount up to $144,000 to allow the company to continue its exploration process and pay other operating and filing expenses. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including interim reviews, were $22,055, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2012.

The total fees charged to the company for audit services, including interim reviews, were $15,800, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2011.

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit No.                       Description
-----------                       -----------
 3.1           Articles of Incorporation*
 3.2           Bylaws*
10.1           Mining Rights Revenue Share Agreement dated April 24, 2006*
10.2           Comfort Letter dated April 15, 2010*
10.3           Loan Agreement dated April 15, 2010*
10.4           Amendment dated December 8, 2010, to Mineral Rights Revenue
               Sharing Agreement dated April 24, 2006*
10.5           Mineral Extraction Rights Agreement dated December 8, 2010*
10.6           Letter from J. Almarez dated September 30, 2012
31.1           Sec. 302 Certification of Chief Executive Officer
31.2           Sec. 302 Certification of Chief Financial Officer
32.1           Sec. 906 Certification of Chief Executive Officer and Chief
               Financial Officer
101            Interactive data files pursuant to Rule 405 of Regulation S-T.**

----------
* Incorporated by reference from and can be found in our Registration Statement on Form S-1, filed under SEC File Number 000-54118, at the SEC website at www.sec.gov.
**   To be filed by Amendment

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Placer del Mar, Ltd., Registrant


October 15, 2012                       By: /s/ Humberto Bravo
                                           -------------------------------------
                                           Humberto Bravo, President, Secretary,
                                           Treasurer, Principal Executive
                                           Officer, Principal Financial Officer
                                           and Principal Accounting Officer and
                                           Director


                                       By: /s/ Mario Laguna
                                           -------------------------------------
                                           Mario Laguna, Director