Form 10-Q
period 2012-09-30
Placer Del Mar, Ltd.
filed 2012-11-19
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2012

                        Commission File Number 000-54118


                              PLACER DEL MAR, LTD.
                (Name of registrant as specified in its charter)

        Nevada                                                  72-1600437
(State of Incorporation)                                (IRS Employer ID Number)

                           302 Washington Street #351
                            San Diego, CA 92103-4221
                                 (775) 352-3839
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,720,000 shares of common stock, par value $0.001, as of November 19, 2012

ITEM 1. FINANCIAL STATEMENTS

                               PLACER DEL MAR,LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                            (Unaudited)
                                                                           Three Months
                                                                              Ended              Year Ended
                                                                           September 30,          June 30,
                                                                               2012                 2012
                                                                            ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $       --           $    1,089
  Accounts Receivable                                                          127,927              127,927
                                                                            ----------           ----------
      TOTAL CURRENT ASSETS                                                     127,927              129,016
                                                                            ----------           ----------
OTHER ASSETS
  Mineral Rights License, net                                                  314,214              317,003
                                                                            ----------           ----------
      TOTAL OTHER ASSETS                                                       314,214              317,003
                                                                            ----------           ----------

      TOTAL ASSETS                                                          $  442,141           $  446,019
                                                                            ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $   74,478           $   63,339
  Loan from shareholder                                                         96,025               92,500
  Current portion of mineral rights liabilities, net discount                  174,469              153,371
                                                                            ----------           ----------
      TOTAL CURRENT LIABILITIES                                                344,972              309,210
                                                                            ----------           ----------
LONG TERM LIABILITIES
  Mineral Rights Liability, net discount of $15,361                            197,991              213,885
                                                                            ----------           ----------
      TOTAL LONG TERM LIABILITIES                                              197,991              213,885
                                                                            ----------           ----------

      TOTAL LIABILITIES                                                        542,962              523,095
                                                                            ----------           ----------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares Common stock,
   ($0.001 par value, 75,000,000 shares authorized; 1,720,000 shares issued and outstanding at September 30, 2012 and
   June 30, 2012 respectively                                                    1,720                1,720
  Additional paid-in capital                                                    42,480               42,480
  Deficit accumulated during exploration stage                                (145,021)            (121,276)
                                                                            ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                              (100,821)             (77,076)
                                                                            ----------           ----------

      TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY                           $  442,141           $  446,019
                                                                            ==========           ==========


                       See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                                          (Unaudited)
                                                                                           Inception
                                                  Three Months        Three Months       May 13, 2005
                                                     Ended               Ended             through
                                                  September 30,       September 30,      September 30,
                                                      2012                2011               2012
                                                  ------------        ------------       ------------
REVENUES
  Revenues                                        $         --        $   8,294.00       $    197,927
                                                  ------------        ------------       ------------
TOTAL REVENUES                                              --            8,294.00            197,927
                                                  ------------        ------------       ------------
OPERATING COSTS
  Exploration expense                                       --                  --             58,174
  Amortization of mineral rights license                 2,789               2,789             20,452
  Administrative expenses                               15,752               5,713            226,529
                                                  ------------        ------------       ------------
TOTAL OPERATING COSTS                                   18,541               8,502            305,155

OTHER EXPENSE
  Interest expense                                       5,203               5,203             37,793
                                                  ------------        ------------       ------------
TOTAL OTHER EXPENSE                                      5,203               5,203             37,793
                                                  ------------        ------------       ------------

NET INCOME (LOSS)                                      (23,744)             (5,411)          (145,021)
                                                  ============        ============       ============
BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                                        $      (0.00)       $      (0.00)
                                                  ============        ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           1,720,000           1,720,000
                                                  ============        ============


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in U.S.Dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               Inception
                                                                    Three Months         Three Months         May 13, 2005
                                                                       Ended                Ended               Through
                                                                    September 30,        September 30,        September 30,
                                                                        2012                 2011                 2012
                                                                     ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                                   $  (23,744)          $   (5,411)          $ (145,021)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long term liabilities                                    5,203                5,203               37,793
     Amortization of mineral rights license                               2,789                2,789               20,452
  Changes in operating assets and liabilities:
     Accounts receivable                                                     --                1,706             (127,927)
     Accounts payable and accrued expenses                               11,138                   --               74,478
                                                                     ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (4,614)               4,287             (140,225)
                                                                     ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                                     3,525                   --               96,025
  Issuance of common stock                                                   --                   --               44,200
                                                                     ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            3,525                   --              140,225
                                                                     ----------           ----------           ----------
NET INCREASE (DECREASE) IN CASH                                          (1,089)               4,287                   --
CASH AT BEGINNING OF PERIOD                                               1,089                6,500                   --
                                                                                                               - --------
                                                                     ----------           ----------           ----------

CASH AT END OF PERIOD                                                $       --           $   10,787           $       --
                                                                     ==========           ==========           ==========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES
  Increase in mining rights license and long-term liabilities           314,214              334,666              314,214
                                                                     ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                           $       --           $       --           $       --
                                                                     ==========           ==========           ==========
  Income Taxes                                                       $       --           $       --           $       --
                                                                     ==========           ==========           ==========

                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS AT SEPTEMBER 30, 2012
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Placer Del Mar, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Placer Del Mar, Ltd.'s Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted. It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $197,927 during the period from May 13, 2005 (inception) to September 30, 2012, the Company generated a net loss of $145,021 during the same period. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for exploration beyond Phase 1, this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3. RELATED PARTY

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

Loan from shareholder represents a loan from a related party. As of September 30, 2012 the loan balance is $96,025. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the company's business plan. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

NOTE 4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2012 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q could also cause actual results to differ materially from those indicated by the Company's forward-looking statements. Placer Del Mar, Ltd. undertakes no obligation to publicly update or revise any forward-looking statements.

GOING CONCERN

Our unaudited financial statements presented herein are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we dodoes not have cash or other significant current assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

As described in Note 2 of our accompanying financial statements, our losses to date and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited material operations, revenues, or profits. Although management has believes their plan for Placer Del Mar will generate revenue and profit, there is no guarantee their past experiences will provide Placer Del Mar with similar future successes.

RESULTS OF OPERATIONS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006. We have generated $197,927 in revenues and have incurred $305,155 in expenses from ongoing operations since inception through September 30, 2012, resulting in a net loss of $145,021

The following table provides selected financial data about our Company for the period ended September 30, 2012.

                    Balance Sheet Data:           9/30/2012
                    -------------------           ---------
                    Cash                          $       0
                    Total assets                  $ 442,141
                    Total liabilities             $ 542,962
                    Shareholders' equity          $(100,821)

During the three month periods ended September 30, 2012 and 2011 we generated $0 and $8,294 in revenues, respectively. During the three month period ended September 30, 2012 we incurred $15,752 in general and administrative expenses, $5,203 in interest expense and $2,789 in the amortization of the mineral rights license. For the three month period ended September 30, 2011 we incurred $5,713 in general and administrative expenses, $5,203 in interest expense and $2,789 in the amortization of the mineral rights license.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2012 was $0 with $127,927 in accounts receivable. There was no cash provided by financing activities for the period ended September 30, 2012. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors.

We believe revenue from the Conchuela extraction and any funds loaned from Mr. Bravo will be sufficient to fund our operations for the next twelve months during our exploration stage. Through September 30, 2012 we have spent $58,174 on exploration activities. In addition to our existing cash, Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the Company's business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month. The cumulative total amount of the loan at September 30, 2012 was $96,025. No amount of funds, loaned to the Company by Mr. Bravo, has been repaid as of the date of this filing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective to ensure that the information required to be included in the reports filed or submitted by us under the Exchange Act is (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal financial and executive officers, as appropriate to allow timely decisions regarding required disclosure

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in
Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. MINING SAFETY DISCLOSURES

The Company is not currently the operator of a mine.

ITEM 5. OTHER INFORMATION

None

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PLACER DEL MAR, LTD.

Dated: November 19, 2012                     /s/ Humberto Bravo
                                             -----------------------------------
                                         By: Humberto Bravo
                                             (Principal Executive Officer)