Form 10-Q
period 2012-12-31
Placer Del Mar, Ltd.
filed 2013-02-19
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,720,000 shares of common stock, par value $0.001, as of February 19, 2013

ITEM 1. FINANCIAL STATEMENTS.

                               PLACER DEL MAR,LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                          Six Months
                                                                            Ended              Year Ended
                                                                          December 31,          June 30,
                                                                             2012                 2012
                                                                          ----------           ----------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $       --           $    1,089
  Accounts Receivable                                                        127,927              127,927
                                                                          ----------           ----------
      TOTAL CURRENT ASSETS                                                   127,927              129,016
                                                                          ----------           ----------
OTHER ASSETS
  Mineral Rights License, net                                                311,425              317,003
                                                                          ----------           ----------
      TOTAL OTHER ASSETS                                                     311,425              317,003
                                                                          ----------           ----------

      TOTAL ASSETS                                                        $  439,352           $  446,019
                                                                          ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $   93,103           $   63,339
  Loan from shareholder                                                       96,025               92,500
  Current portion of mineral rights liabilities, net discount                195,799              153,371
                                                                          ----------           ----------
      TOTAL CURRENT LIABILITIES                                              384,927              309,210
                                                                          ----------           ----------
LONG TERM LIABILITIES
  Mineral Rights Liability, net discount of $11,490                          181,864              213,885
                                                                          ----------           ----------
      TOTAL LONG TERM LIABILITIES                                            181,864              213,885
                                                                          ----------           ----------
      TOTAL LIABILITIES                                                      566,790              523,095
                                                                          ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares Common
   stock, ($0.001 par value, 75,000,000 shares authorized;
   1,720,000 shares issued and outstanding at September 30, 2012
   and June 30, 2012 respectively                                              1,720                1,720
  Additional paid-in capital                                                  42,480               42,480
  Deficit accumulated during exploration stage                              (171,638)            (121,276)
                                                                          ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                            (127,438)             (77,076)
                                                                          ----------           ----------

      TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY                         $  439,352           $  446,019
                                                                          ==========           ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                                                                  Inception
                                           Three Months      Three Months       Six Months       Six Months      May 13, 2005
                                              Ended             Ended             Ended            Ended           through
                                           December 31,      December 31,      December 31,     December 31,     December 31,
                                               2012              2011              2012             2011             2012
                                           ------------      ------------      ------------     ------------     ------------
                                                                                                                  (Unaudited)
REVENUES
  Revenues                                 $         --      $      6,352      $         --     $     14,646     $    197,927
                                           ------------      ------------      ------------     ------------     ------------
TOTAL REVENUES                                       --             6,352                --           14,646          197,927
                                           ------------      ------------      ------------     ------------     ------------
OPERATING COSTS
  Exploration expense                                --                --                --            1,508           58,174
  Amortization of mineral rights license          2,789             2,789             5,578            5,578           23,241
  Administrative expenses                        18,625            16,865            34,378           21,070          245,153
                                           ------------      ------------      ------------     ------------     ------------
TOTAL OPERATING COSTS                            21,414            19,654            39,956           28,156          326,568

OTHER EXPENSE
  Interest expense                                5,203             5,203            10,406           10,406           42,997
                                           ------------      ------------      ------------     ------------     ------------
TOTAL OTHER EXPENSE                               5,203             5,203            10,406           10,406           42,997
                                           ------------      ------------      ------------     ------------     ------------

NET INCOME (LOSS)                          $    (26,617)     $    (18,505)     $    (50,362)    $    (23,916)    $   (171,638)
                                           ============      ============      ============     ============     ============
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE                          $      (0.00)     $      (0.00)     $      (0.00)    $      (0.00)
                                           ============      ============      ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    1,720,000         1,720,000         1,720,000        1,720,000
                                           ============      ============      ============     ============


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                            (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                                                                   Inception
                                                      Three Months   Three Months    Six Months     Six Months    May 13, 2005
                                                         Ended          Ended          Ended          Ended         through
                                                       December 31,   December 31,   December 31,   December 31,   December 31,
                                                          2012           2011           2012           2011           2012
                                                       ----------     ----------     ----------     ----------     ----------
                                                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                     $  (26,617)    $  (18,505)    $  (50,362)    $  (23,916)    $ (171,638)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long term liabilities                      5,203          5,203         10,406         10,406         42,996
     Amortization of mineral rights license                 2,789          2,789          5,578          5,578         23,241
  Changes in operating assets and liabilities:
     Accounts receivable                                       --         16,648             --         18,354       (127,927)
     Accounts payable and accrued expenses                 18,625        (16,092)        29,764        (16,092)        93,103
                                                       ----------     ----------     ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            --         (9,957)        (4,614)        (5,670)      (140,225)
                                                       ----------     ----------     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from loan from shareholder                          --             --          3,525             --         96,025
  Issuance of common stock                                     --             --             --             --         44,200
                                                       ----------     ----------     ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             --          3,525             --        140,225
                                                       ----------     ----------     ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH                                --         (9,957)        (1,089)        (5,670)            --
CASH AT BEGINNING OF PERIOD                                    --         10,787          1,089          6,500             --
                                                       ----------     ----------     ----------     ----------     ----------

CASH AT END OF PERIOD                                  $       --     $      830     $       --     $      830     $       --
                                                       ==========     ==========     ==========     ==========     ==========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES
  Increase in mining rights license and
   long-term liabilities                               $  311,425     $  331,877     $  311,425     $  331,877     $  311,425
                                                       ==========     ==========     ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                             $       --     $       --     $       --     $       --     $       --
                                                       ==========     ==========     ==========     ==========     ==========
  Income Taxes                                         $       --     $       --     $       --     $       --     $       --
                                                       ==========     ==========     ==========     ==========     ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS AT DECEMBER 31, 2012
                                   (Unaudited)
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $197,927 during the period from May 13, 2005 (inception) to December 31, 2012, the Company generated a net loss of $171,638 during the same period. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for exploration beyond Phase 1, this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

Loan from shareholder represents a loan from a related party. As of December 31, 2012 the loan balance is $96,025. Per the terms of the loan, Mr. Bravo agrees to provide funding to Placer Del Mar, Ltd. in the amount necessary to continue the current Phase One of the company's business plan. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

NOTE 4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2012 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

The Company continues to conduct exploration and trenching activities that began on September 27, 2006. We have generated $197,927 in revenues and have incurred $369,565 in expenses from ongoing operations since inception through December 31, 2012, resulting in a net loss of $171,638.

The following table provides selected financial data about our Company for the period ended December 31, 2012.

                    Balance Sheet Data:           12/31/2012
                    -------------------           ----------
                    Cash                          $       0
                    Total assets                  $ 439,352
                    Total liabilities             $ 566,790
                    Shareholders' equity          $(127,438)

During the three month periods ended December 31, 2012 and 2011 we generated $0 and $6,352 in revenues, respectively. During the three month period ended December 31, 2012 we incurred $18,625 in general and administrative expenses, $5,203 in interest expense and $2,789 in the amortization of the mineral rights license. For the three month period ended December 31, 2011 we incurred $16,865 in general and administrative expenses, $5,203 in interest expense and $2,789 in the amortization of the mineral rights license.

During the six month periods ended December 31, 2012 and 2011 we generated $0 and $14,646 in revenues, respectively. During the six month period ended December 31, 2012 we incurred $34,378 in general and administrative expenses, $10,406 in interest expense and $5,578 in the amortization of the mineral rights license. For the six month period ended December 31, 2011 we incurred $21,070 in general and administrative expenses, $1,508 in exploration expenses, $10,406 in interest expense and $5,578 in the amortization of the mineral rights license.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2012 was $0 with $127,927 in accounts receivable. There was no cash provided by financing activities for the period ended December 31, 2012. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors.

We believe revenue from the Conchuela extraction and any funds loaned from Mr. Bravo will be sufficient to fund our operations for the next twelve months during our exploration stage. Through December 30, 2012 we have spent $58,174 on exploration activities. In addition to our existing cash, Mr. Bravo has provided us with a written agreement to loan the Company sufficient funds to continue the Company's business plan, Phase One exploration costs, offering costs, filing fees, and correspondence with our shareholders in an amount of up to $6,000 per month. The cumulative total amount of the loan at December 31, 2012 was $96,025. No amount of funds, loaned to the Company by Mr. Bravo, has been repaid as of the date of this filing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously discussed in
Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. MINING SAFETY DISCLOSURES.

The Company is not currently the operator of a mine.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-171307, at the SEC website at www.sec.gov:

Exhibit No.                      Description
-----------                      -----------
3.1           Articles of Incorporation*
3.2           Bylaws*
31            Sec. 302 Certification of Principal Executive & Financial Officer
32            Sec. 906 Certification of Principal Executive & Financial Officer
101           Interactive data files pursuant to Rule 405 of Regulation S-T**

----------
**   To Be Filed By Amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 19, 2013.

                                        Placer del Mar, Ltd.


                                        /s/ Humberto Bravo
                                        ----------------------------------------
                                        By: Humberto Bravo
                                            (Principal Executive Officer)