Form 10-Q
period 2013-03-31
Placer Del Mar, Ltd.
filed 2013-06-17
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,720,000 shares of common stock, par value $0.001, as of June 14, 2013

ITEM 1. FINANCIAL STATEMENTS

                               PLACER DEL MAR,LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                              (Unaudited)
                                                                           Nine Months Ended        Year Ended
                                                                             March 31, 2013        June 30, 2012
                                                                             --------------        -------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                    $       --           $    1,089
  Accounts Receivable                                                             127,927              127,927
                                                                               ----------           ----------
TOTAL CURRENT ASSETS                                                              127,927              129,016
                                                                               ----------           ----------
OTHER ASSETS
  Mineral Rights License, net                                                     308,636              317,003
                                                                               ----------           ----------
TOTAL OTHER ASSETS                                                                308,636              317,003
                                                                               ----------           ----------

      TOTAL ASSETS                                                             $  436,563           $  446,019
                                                                               ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                             $   91,492           $   63,339
  Loan from shareholder                                                           115,964               92,500
  Current portion of mineral rights liabilities, net discount                     217,071              153,371
                                                                               ----------           ----------
Total current liabilities                                                         424,527              309,210
                                                                               ----------           ----------
LONG TERM LIABILITIES
  Mineral Rights Liability, net discount of $7,619                                165,737              213,885
                                                                               ----------           ----------
TOTAL LONG TERM LIABILITIES                                                       165,737              213,885
                                                                               ----------           ----------

      TOTAL LIABILITIES                                                           590,264              523,095
                                                                               ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares Common stock,
   ($0.001 par value, 75,000,000 shares authorized; 1,720,000 shares
   issued and outstanding at March 31, 2013 and June 30, 2012 respectively          1,720                1,720
  Additional paid-in capital                                                       42,480               42,480
  Deficit accumulated during exploration stage                                   (197,901)            (121,276)
                                                                               ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                       (153,701)             (77,076)
                                                                               ----------           ----------

      TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY                              $  436,563           $  446,019
                                                                               ==========           ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in U.S.Dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           Inception
                                          Three Months    Three Months     Nine Months     Nine Months    May 13, 2005
                                             Ended           Ended           Ended           Ended           through
                                            March 31,       March 31,       March 31,       March 31,       March 31,
                                              2013            2012            2013            2012            2013
                                           ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                                 $       --      $       --      $       --      $   14,646      $  197,927
                                           ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                     --              --              --          14,646         197,927
                                           ----------      ----------      ----------      ----------      ----------
OPERATING COSTS
  Exploration expense                              --              --              --           1,508          58,174
  Amortization of mineral rights license        2,789           2,789           8,367           8,367          26,030
  Administrative expenses                      18,327           5,207          52,705          26,277         263,481
                                           ----------      ----------      ----------      ----------      ----------
TOTAL OPERATING COSTS                          21,116           7,996          61,072          36,152         347,685

OTHER EXPENSE
  Interest expense                              5,147           5,147          15,553          15,553          48,143
                                           ----------      ----------      ----------      ----------      ----------
TOTAL OTHER EXPENSE                             5,147           5,147          15,553          15,553          48,143
                                           ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                          $  (26,263)     $  (13,143)     $  (76,625)     $  (37,059)     $ (197,901)
                                           ==========      ==========      ==========      ==========      ==========
BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                                 $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                           ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  1,720,000       1,720,000       1,720,000       1,720,000
                                           ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in U.S.Dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 Inception
                                                    Three Months   Three Months    Nine Months    Nine Months   May 13, 2005
                                                       Ended          Ended          Ended          Ended          through
                                                      March 31,      March 31,      March 31,      March 31,      March 31,
                                                        2013           2012           2013           2012           2013
                                                     ----------     ----------     ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                   $  (26,263)    $  (13,143)    $  (76,625)    $  (37,059)    $ (197,901)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long term liabilities                    5,147          5,147         15,553         15,553         48,143
     Amortization of mineral rights license               2,789          2,789          8,367          8,367         26,030
  Changes in operating assets and liabilities:
     Accounts receivable                                     --             --             --         18,354       (127,927)
     Accounts payable and accrued expenses               (1,611)         3,400         28,153        (12,692)        91,492
                                                     ----------     ----------     ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (19,938)        (1,807)       (24,552)        (7,477)      (160,163)
                                                     ----------     ----------     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --             --             --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder                    19,938          3,900         23,463          3,900        115,963
  Issuance of common stock                                   --             --             --         44,200
                                                     ----------     ----------     ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      19,938          3,900         23,463          3,900        160,163
                                                     ----------     ----------     ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH                              --          2,093         (1,089)        (3,577)            --

CASH AT BEGINNING OF PERIOD                                  --            830          1,089          6,500             --
                                                     ----------     ----------     ----------     ----------     ----------

CASH AT END OF PERIOD                                $       --     $    2,923     $       --     $    2,923     $       --
                                                     ==========     ==========     ==========     ==========     ==========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES
  Increase in mining rights license and
   long-term liabilities                                308,636        319,792        308,636        319,792        308,636
                                                     ==========     ==========     ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                           $       --     $       --     $       --     $       --     $       --
                                                     ==========     ==========     ==========     ==========     ==========

  Income Taxes                                       $       --     $       --     $       --     $       --     $       --
                                                     ==========     ==========     ==========     ==========     ==========

                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                              As at March 31, 2013
                                   (Unaudited)
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $197,927 during the period from May 13, 2005 (inception) to March 31, 2013, the Company generated a net loss of $197,901 during the same period. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for exploration beyond Phase 1, this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

Loan from shareholder represents a loan from a related party. As of March 31, 2013 the loan balance is $115,964. All funds provided to Placer Del Mar by shareholders are unsecured and they have agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

NOTE 4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2013 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

We have generated $197,927 in revenues and have incurred $347,685 in expenses from ongoing operations since inception through March 31, 2013, resulting in a net loss of $197,901.

The following table provides selected financial data about our Company for the period ended March 31, 2013.

                    Balance Sheet Data:           3/31/2013
                    -------------------           ---------

                    Cash                          $       0
                    Total assets                  $ 436,563
                    Total liabilities             $ 590,264
                    Shareholders' equity          $(153,701)

During the three month periods ended March 31, 2013 and 2012 we generated no revenues. During the three month period ended March 31, 2013 we incurred $18,327 in general and administrative expenses, $5,147 in interest expense and $2,789 in the amortization of the mineral rights license. For the three month period ended March 31, 2012 we incurred $5,207 in general and administrative expenses, $5,147 in interest expense and $2,789 in the amortization of the mineral rights license.

During the nine month periods ended March 31, 2013 and 2012 we generated $0 and $14,646 in revenues, respectively. During the nine month period ended March 31, 2013 we incurred $52,705 in general and administrative expenses, $15,553 in interest expense and $8,367 in the amortization of the mineral rights license. For the nine month period ended March 31, 2012 we incurred $26,277 in general and administrative expenses, $1,508 in exploration expenses, $15,553 in interest expense and $8,367 in the amortization of the mineral rights license.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2013 was $0 with $127,927 in accounts receivable. There was no cash provided by financing activities for the period ended March 31, 2013. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors.

We believe revenue from the Conchuela extraction and any funds loaned from shareholders will be sufficient to fund our operations for the next twelve months during our exploration stage. Through March 31, 2013 we have spent $58,174 on exploration activities. The cumulative total amount of the loans from shareholders at March 31, 2013 was $115,964. No amount of funds, loaned to the Company by shareholders, has been repaid as of the date of this filing.

In the event we are unable to continue to generate revenue from the Conchuela extraction and shareholders do not provide the funding as discussed above, our business will likely fail, we may cease operations, and investors will likely lose their money.

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

Exhibit No.                      Description
-----------                      -----------
3.1           Articles of Incorporation *
3.2           Bylaws *
31            Sec. 302 Certification of Principal Executive & Financial Officer
32            Sec. 906 Certification of Principal Executive & Financial Officer
101           Interactive data files pursuant to Rule 405 of Regulation S-T **

----------
* Incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-171307, at the SEC website at www.sec.gov

**   To Be Filed By Amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 14, 2013.

                                    Placer del Mar, Ltd.


                                        /s/ Humberto Bravo
                                        ----------------------------------------
                                    By: Humberto Bravo
                                        (Principal Executive Officer)