Form 10-K
period 2013-06-30
Placer Del Mar, Ltd.
filed 2013-11-14
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from ______________ to __________________

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

                                 (775) 352-3839
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

No  market  value  of  the  voting  and   non-voting   common   equity  held  by
non-affiliates of the registrant has been computed based upon the fact that no active trading market had been established as of November 13, 2013.

As of November 13, 2013, the registrant had 1,720,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                              PLACER DEL MAR, LTD.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I

Item 1.   Business                                                             4
Item 1A.  Risk Factors                                                         8
Item 1B.  Unresolved Staff Comments                                           12
Item 2.   Properties                                                          12
Item 3.   Legal Proceedings                                                   13
Item 4.   Mine Safety Disclosures                                             13

Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   13
Item 6.   Selected Financial Data                                             13
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               13
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk          15
Item 8.   Financial Statements and Supplementary Data                         16
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                25
Item 9A.  Controls and Procedures                                             25
Item 9B.  Other Information                                                   26

Part III

Item 10.  Directors, Executive Officers and Corporate Governance              26
Item 11.  Executive Compensation                                              27
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     29
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        29
Item 14.  Principal Accounting Fees and Services                              30

Part IV

Item 15.  Exhibits, Financial Statement Schedules                             30

Signatures                                                                    32

                                     PART I

                           FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including, without limitation, in the sections captioned "Description of Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as "may," "might," "would," "should," "could," "project," "estimate," "pro forma," "predict," "potential," "strategy," "anticipate," "attempt," "develop," "plan," "help," "believe," "continue," "intend," "expect," "future," and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to exploration programs, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to identify a suitable business combination or to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand any business we may combine with, government regulations, lack of diversification, competition, results of arbitration and litigation and stock volatility and illiquidity. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in the section captioned "Risk Factors" and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Report in conjunction with the discussion under the caption "Risk Factors," our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

                                     PART I

ITEM 1. BUSINESS

HISTORY

Placer Del Mar, Ltd. was incorporated in Nevada on May 13, 2005, for the purpose of mining and mineral exploration. We had a mineral rights revenue sharing agreement with Mr. Jorge Alberto Almarez to explore a property in Mexico for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Our revenue sharing agreement granted us the right to free access and exploration of the property together with the right to file a mining claim on the property, located 7 miles east of Rosarito, Baja California, Mexico on Avenida Canyon Rosarito, 500 meters east of Machado Cemetery (Longitude: 32 degrees, 21.15 minutes, 10 seconds North, Latitude: 118 degrees, 57.27 minutes, 46 seconds West, Elevation:
174 Meters). We filed a mining claim on April 24, 2006, with the Mexican government. From June 6, 2005, through April 24, 2006, we owned an option which granted us the right to exercise a mining claim on the Almarez property. On April 24, 2006, we exercised the option according to the terms of the option agreement. The terms of the option agreement were: $2,000 was paid to Mr. Almarez for the option, and we were to pay Almarez 10% net smelter returns royalty for any mineralization found on the property. On April 24, 2006, we entered into a new agreement with Almarez, which granted full ownership of the mineral rights located on the Almarez property to us subject to a 1% net smelter returns royalty reserved in favor of Mr. Almarez for any and all minerals extracted by us from the property. Mr. Almarez continued to own the land. Placer Del Mar owned any possible mineralization on the land or beneath the surface subject to the royalty for Almarez.

On December 8, 2010, we entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican shellstone-limestone ("Conchuela") on the property per its rights as Operator and right to appoint a nominee under the Mineral Rights Revenue Sharing Agreement dated April 24, 2006, between us and Mr. Almarez, as amended on December 8, 2010.

Under the terms of the Mineral Rights Revenue Sharing Agreement (as amended on December 8, 2010), Mr. Almarez granted to us the sole and exclusive right to establish mineral claims on the property, subject to a payment of $400,000 by us to Mr. Almarez, to be paid in equal payments over 60 months in the amount of $6,666, beginning no later than June 1, 2011, for the exclusive right to begin extracting Conchuela from the Property. Such payments would be in lieu of the original 1% Net Smelter Returns royalty originally reserved in favor of Mr. Almarez. Mr. Almarez agreed to extend the payment due date from April 1, 2012 to December 1, 2012. All minerals, other than Conchuela, mined or extracted from the Property remain subject to the 1% Net Smelter Returns royalty as stated in the original Mineral Rights Revenue Sharing Agreement.

Our principal executive offices are located at 302 Washington Street #351, San Diego, CA 92103. The telephone number is (775) 352-3839.

TERMINATION OF MINING AGREEMENTS

In June, 2013, our Board of Directors determined that the Company should cease its mining exploration activities and to refocus our business objectives to seeking, investigating and, if such investigation warrants, engaging in a business combination with a private entity whose business presents an opportunity for our shareholders. Accordingly, as of June 30, 2013, both the Mineral Rights Revenue Sharing Agreement with Mr. Almarez and the Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos were terminated by the parties, with each party waiving, and releasing the other party from, any liabilities or obligations, past or future, under those agreements.

OUR BUSINESS PLAN

We are no longer engaged in the business of mining and mineral exploration. We currently hold no mineral exploration or mining rights and do not currently intend to acquire any.

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities.

We have no particular business combination in mind and have not entered into any negotiations regarding such a combination. Neither our officers nor any of our affiliates has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or combination between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or development stage, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

     * the ability to use registered securities to acquire assets or businesses;

     *    increased visibility in the marketplace;

     *    greater ease of borrowing from financial institutions;

     *    improved stock trading efficiency;

     *    greater shareholder liquidity;

     *    greater ease in subsequently raising capital;

     * ability to compensate key employees through stock options and other equity awards;

     *    enhanced corporate image; and

     *    a presence in the United States capital markets.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies potentially interested in a business combination with us may include the following:

     * a company for which a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

     * a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     * a company that desires to become public with less dilution of its common stock than would occur upon an traditional underwritten public offering;

     * a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;

     * a foreign company that may wish an initial entry into the United States securities markets;

     * a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; or

     * a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate or not in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, its assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan and numerous other factors that are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

     * potential for growth, indicated by new technology, anticipated market expansion or new products;

     * competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     * strength and diversity of management, either in place or scheduled for recruitment;

     * capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through bank loans or other commercial borrowing arrangements, through joint ventures or similar arrangements or from other sources;

     * the cost of participation by us as compared to the perceived tangible and intangible values and potentials;

     *    the extent to which the business opportunity can be advanced;

     * the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     *    other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, some or all of our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market a.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company.
 Depending upon, among other things, the target company's assets and liabilities, our existing shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership of our existing shareholders may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to the reporting requirements included of the Exchange Act. Included in these requirements is our duty to file with the Securities and Exchange Commission ("SEC") as part of a Current Report on Form 8-K after consummation of a merger or acquisition audited financial statements of the business acquired and pro forma financial information. If such audited financial statements and pro forma financial information are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We do not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

We intend to continue to comply with the reporting requirements of the Exchange Act for so long as we are subject to those requirements.

COMPETITION

We expect to encounter substantial competition in our efforts to identify and consummate a transaction with a business opportunity. The primary competition will be from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals, all of which may have substantially greater financial and other resources than we do. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

COMPLIANCE WITH GOVERNMENT REGULATION

Since the Mineral Rights Revenue Sharing Agreement and the Mineral Extraction Agreement are now terminated, we may have some residual obligations for re-contouring and re-vegetation of disturbed surface areas or other remediation work on that property. It is not possible to estimate the potential costs of such work, if any, at this time. Except as discussed above, we are currently not subject to any material governmental regulations.

EMPLOYEES

We currently have no employees. In the future, if we acquire or initiate a new business, we may hire personnel as needed.

RESEARCH AND DEVELOPMENT EXPENDITURES

We are not currently conducting any research and development activities.

SUBSIDIARIES

We have no subsidiaries.

PATENTS/TRADEMARKS/LICENSES/FRANCHISES/CONCESSIONS/ROYALTY AGREEMENTS OR LABOR CONTRACTS

We do not own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, or labor contracts.

ITEM 1A. RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NEVER BE ABLE TO EFFECTUATE OUR BUSINESS PLAN.

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. As a development stage company with limited resources we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability.
 The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE NO REVENUE.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

IF OUR BUSINESS PLANS ARE NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

Since inception, we have had no revenues and incurred a cumulative net loss of $6,021,153 through December 31, 2012. This raises substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

WE DO NOT HAVE ANY AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.
 We cannot assure you that we will identify a target company and consummate a business combination.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER OR COMBINATION TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

WE HAVE NOT CONDUCTED MARKET RESEARCH TO IDENTIFY BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY, WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total. None of our officers has entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our executive officers to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of senior management could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.

The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we could be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN. IF OUR OPERATIONS DO NOT PRODUCE THE NECESSARY CASH FLOW, OR IF WE CANNOT OBTAIN NEEDED FUNDS, WE MAY BE FORCED TO REDUCE OR CEASE OUR ACTIVITIES WITH CONSEQUENT LOSS TO INVESTORS.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Our continued operations will depend upon the sustainability of cash flow from our ability to raise additional funds, as required, through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

IF WE FAIL TO DEVELOP AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD, AS A RESULT, CURRENT AND POTENTIAL SHAREHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTS, WHICH COULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with
Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

OUR PRINCIPAL STOCKHOLDER OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Humberto Bravo beneficially owns approximately 64% of our outstanding common stock. As a result, he will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board of Directors ("Board"); (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

OUR FAILURE TO ADOPT CERTAIN CORPORATE GOVERNANCE PROCEDURES MAY PREVENT US FROM OBTAINING A LISTING ON A NATIONAL SECURITIES EXCHANGE.

None of our directors is "independent" as that term is defined in the rules of any national securities exchange. As a result, we do not have an audit, compensation or nominating and corporate governance committee. The functions of such committees would perform are performed by the Board as a whole. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our common stock.

TRADING IN OUR SHARES OF COMMON STOCK IS LIMITED, AND WILL NOT IMPROVE UNLESS WE INCREASE OUR SALES, BECOME PROFITABLE AND SECURE MORE ACTIVE MARKET MAKERS.

There is a limited trading market for our common stock. There can be no assurance that a regular trading market for our securities will ever develop or that if developed it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock's future liquidity.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Certificate of Incorporation, as amended, authorizes the issuance of 50,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC, AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

Rule 15g-9 under the Exchange Act establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

BECAUSE WE DO NOT INTEND TO PAY ANY CASH  DIVIDENDS  ON OUR  COMMON  STOCK,  OUR
STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office address is 302 Washington Street #351, San Diego, CA 92103. The principal executive office and facilities are provided by the officer and director of the corporation. The office is used by him for other business interests and is estimated to be sufficient for our business needs for the foreseeable future.

We do not own or lease any other real property or any plants, mines or other physical properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in claims arising in connection with our business.
As of the date of this Report, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

ITEM 4. MINING SAFETY DISCLOSURES

The Company is not currently the operator of any mine.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Over-the-Counter Bulletin Board with the symbol PDMT. There has been no active trading of our common stock during the years ended June 30, 2013 and 2012. There is no established public trading market for our common stock.

Our common stock transfer agent is Island Stock Transfer, 100 2nd Ave. South, Suite 705S, St. Petersburg, FL 33701.

As of November 13, 2103, our common stock was held of record by 24 persons.

We have never paid any dividends on our common stock. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We have not issued any equity securities during the period covered by this Report

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See "Forward-Looking Statements." Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in "Risk Factors" and elsewhere in this Report.

The following discussion and analysis of the Company's financial condition and results of operations is based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

GOING CONCERN

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of fiscal 2014. The Company expects to finance its operations primarily through one or more future financings. However, there exists substantial doubt about the Company's ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated minimal operating revenues since our inception. We had an accumulated deficit of $175,467 as of June 30, 2013. Our continuation as a going concern is dependent upon future events, including our ability to identify a suitable business combination, to raise additional capital and to generate positive cash flows. Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

OVERVIEW

Historically, we were engaged in the business of exploring for minerals. During the fiscal year ended June 30, 2013, we engaged in limited exploration activities, had minimal operations, and generated no revenues. In June 2013, our management determined to discontinue our minerals exploration activities and to focus on attempting to acquire other assets or business operations that would maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated. See Part I,
Item 1, "Business--Our Business Plan," and Part I, Item 1A, "Risk Factors," for additional information and risks associated with our proposed business plan.

We expect that we will need to raise funds in order to effectuate our business plan. We may seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us at all or on acceptable terms. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $7,500. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2013, COMPARED TO YEAR ENDED JUNE 30, 2012

During the years ended June 30, 2013 and 2012, we generated $0 and $14,646 in revenues, respectively. During the year ended June 30, 2013, we incurred $72,417 in general and administrative expenses, $20,700 in interest expense, $0 in exploration expense and $11,156 in the amortization of the mineral rights license. During the year ended June 30, 2012 we incurred $90,850 in general and administrative expenses, $20,700 in interest expense, $1,508 in exploration expense and $11,156 in the amortization of the mineral rights license. The decrease in revenue and expenses from 2013 to 2012 was due to a slowdown of the extraction of Conchuela from the property.

In June, 2013, our Board of Directors determined that the Company should cease its mining exploration activities and to refocus our business objectives to seeking, investigating and, if such investigation warrants, engaging in a business combination with a private entity whose business presents an opportunity for our shareholders. Accordingly, as of June 30, 2013, both the Mineral Rights Revenue Sharing Agreement with Mr. Almarez and the Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos were terminated by the parties, with each party waiving, and releasing the other party from, any liabilities or obligations, past or future, under those agreements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had $0 of cash and cash equivalents on hand, compared to $1,089 at June 30, 2012.

We estimate our general and administrative costs will require approximately $7,500 for the fiscal year ending June 30, 2014, exclusive of any business acquisition or combination costs. We plan to raise the necessary funds through loans from affiliates or others.

We may be unable to secure additional financing on terms acceptable to us, or at all, at times when we need such financing. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.

If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders will be reduced and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our Common Stock. Such securities may also be issued at a discount to the market price of our Common Stock, resulting in possible further dilution to the book value per share of Common Stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Placer Del Mar LTD.

I have audited the accompanying balance sheets of Placer Del Mar LTD. (A Development Stage Company) as of June 30, 2013 and 2013, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2013 and 2012 and for the period from May 13, 2005 (inception), to June 30, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Placer Del Mar LTD., (A Development Stage Company) as of June 30, 2013 and 2012, and the results of its operations and cash flows for the years ended June 30, 2013 and 2012 and the period from May 13, 2005 (inception), to June 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
--------------------------------
Seattle, Washington
November 13, 2013

                               PLACER DEL MAR,LTD.
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                             Year Ended           Year Ended
                                                                            June 30, 2013        June 30, 2012
                                                                            -------------        -------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $       --           $    1,089
  Accounts Receivable                                                                 --              127,927
                                                                              ----------           ----------
TOTAL CURRENT ASSETS                                                                  --              129,016
                                                                              ----------           ----------
OTHER ASSETS
  Mineral Rights License, net                                                         --              317,003
                                                                              ----------           ----------
TOTAL OTHER ASSETS                                                                    --              317,003
                                                                              ----------           ----------

TOTAL ASSETS                                                                  $       --           $  446,019
                                                                              ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                            $  101,039           $   63,339
  Loan from shareholder                                                               --               92,500
  Loan from related party                                                         30,228                   --
  Current portion of mineral rights liabilities, net discount                         --              153,371
                                                                              ----------           ----------
TOTAL CURRENT LIABILITIES                                                        131,267              309,210
                                                                              ----------           ----------
LONG TERM LIABILITIES
  Mineral Rights Liability, net discount                                              --              213,885
                                                                              ----------           ----------
TOTAL LONG TERM LIABILITIES                                                           --              213,885
                                                                              ----------           ----------

TOTAL LIABILITIES                                                                131,267              523,095
                                                                              ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares Common stock,
   ($0.001 par value, 75,000,000 shares authorized; 1,720,000 shares
   issued and outstanding at June 30, 2013 and June 30, 2012 respectively          1,720                1,720
  Additional paid-in capital                                                      42,480               42,480
  Deficit accumulated during exploration stage                                  (175,467)            (121,276)
                                                                              ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                      (131,267)             (77,076)
                                                                              ----------           ----------

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY                                   $       --           $  446,019
                                                                              ==========           ==========

                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                                                Inception
                                                                                               May 13, 2005
                                                     Year Ended           Year Ended             through
                                                    June 30, 2013        June 30, 2012        June 30, 2013
                                                    -------------        -------------        -------------
REVENUES
  Revenues                                            $       --           $   14,646           $  197,927
                                                      ----------           ----------           ----------
TOTAL REVENUES                                                --               14,646              197,927
                                                      ----------           ----------           ----------
OPERATING COSTS
  Exploration expense                                         --                1,508               58,174
  Amortization of mineral rights license                  11,156               11,156               28,819
  Administrative expenses                                 72,417               90,850              279,793
                                                      ----------           ----------           ----------
TOTAL OPERATING COSTS                                     83,573              103,514              366,786

OTHER EXPENSE
  Interest expense                                        20,700               20,700               53,290
                                                      ----------           ----------           ----------
TOTAL OTHER EXPENSE                                       20,700               20,700               53,290
                                                      ----------           ----------           ----------

NET ORDINARY INCOME (LOSS)                              (104,273)            (109,568)            (222,149)
                                                      ----------           ----------           ----------
OTHER INCOME/EXPENSE
  Other Income
  Ordinary gain from June 30, 2013 liability
   write-off                                              46,682                   --               46,682
                                                      ----------           ----------           ----------

NET INCOME(LOSS)                                      $  (57,591)          $ (109,568)          $ (175,467)
                                                      ==========           ==========           ==========
BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                                            $    (0.03)          $     0.06
                                                      ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                             1,720,000            1,720,000
                                                      ==========           ==========

                       See Notes to Financial Statements

                               PLACER DEL MAR LTD.
                          (A Development Stage Company)
                       Statements of Stockholder's Equity
                             (Stated in U.S.Dollars)

                                                                                           Deficit
                                                                                         Accumulated
                                                               Common       Additional     During
                                                 Common        Stock         Paid-in     Exploration
                                                 Stock         Amount        Capital        Stage         Total
                                                 -----         ------        -------        -----         -----
BALANCE, MAY 13, 2005                                  --     $      --     $      --     $      --     $      --

Stock issued for cash on May 20, 2005
 @ $0.01 per share                              1,000,000         1,000         9,000                      10,000
Stock issued for cash on June 14, 2005
 @ $0.01 per share                                420,000           420         3,780                       4,200
Stock issued for cash on June 30, 2005
 @ $0.10 per share                                200,000           200        19,800                      20,000
Net loss,  June 30, 2005                                                                     (3,500)       (3,500)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2005                          1,620,000         1,620        32,580        (3,500)       30,700
                                              -----------     ---------     ---------     ---------     ---------
Stock issued for services on May 22, 2006
 @ $0.10 per share                                100,000           100         9,900                      10,000
Net loss,  June 30, 2006                                                                    (25,885)      (25,885)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2006                          1,720,000         1,720        42,480       (29,385)       14,815
                                              -----------     ---------     ---------     ---------     ---------
Net loss, June 30, 2007                                                                     (29,105)      (29,105)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2007                          1,720,000         1,720        42,480       (58,490)      (14,290)
                                              -----------     ---------     ---------     ---------     ---------
Net Loss June 30, 2008                                                                      (18,023)      (18,023)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2008                          1,720,000         1,720        42,480       (76,513)      (32,313)
                                              -----------     ---------     ---------     ---------     ---------
Net Loss June 30, 2009                                                                      (24,649)      (24,649)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2009                          1,720,000         1,720        42,480      (101,162)      (56,962)
                                              -----------     ---------     ---------     ---------     ---------
Net Loss June 30, 2010                                                                      (10,646)      (10,646)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2010                          1,720,000         1,720        42,480      (111,808)      (67,608)
                                              -----------     ---------     ---------     ---------     ---------
Net Profit June 30, 2011                                                                    100,100       100,100
                                              -----------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2011                          1,720,000         1,720        42,480       (11,708)       32,492
                                              -----------     ---------     ---------     ---------     ---------
Net loss June 30, 2012                                                                     (106,168)     (106,168)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE JUNE 30, 2012                           1,720,000         1,720        42,480      (117,876)      (73,676)
                                              -----------     ---------     ---------     ---------     ---------
Net loss June 30, 2013                                                                      (57,591)      (57,591)
                                              -----------     ---------     ---------     ---------     ---------
BALANCE JUNE 30, 2013                           1,720,000     $   1,720     $  42,480     $(175,467)    $(131,267)
                                              ===========     =========     =========     =========     =========

                       See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                                                        Inception
                                                                                                       May 13, 2005
                                                             Year Ended           Year Ended             Through
                                                            June 30, 2013        June 30, 2012        June 30, 2013
                                                            -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                           $  (57,591)          $ (109,568)          $ (175,467)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long term liabilities (past adjustments)      (174,797)              20,700                   --
     Amortization of mineral rights license                          --               11,156                   --
  Changes in operating assets and liabilities:
     Accounts receivable                                        127,927               18,354                   --
     Accounts payable and accrued expenses                       41,100               47,247              101,039
                                                             ----------           ----------           ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (63,361)             (12,111)             (74,428)
                                                             ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Mineral rights license                                             --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from  related party                         62,272                6,700               30,228
  Issuance of common stock                                           --                   --               44,200
                                                             ----------           ----------           ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              62,272                6,700               74,428
                                                             ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                  (1,089)              (5,411)                  --

CASH AT BEGINNING OF PERIOD                                       1,089                6,500                   --
                                                             ----------           ----------           ----------

CASH AT END OF PERIOD                                        $       --           $    1,089           $       --
                                                             ==========           ==========           ==========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES
  Increase in mining rights license
   and long-term liabilities                                 $       --           $  334,666           $       --

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
   Interest                                                  $       --           $       --           $       --
                                                             ==========           ==========           ==========

   Income Taxes                                              $       --           $       --           $       --
                                                             ==========           ==========           ==========

                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
                            (Stated in U.S. Dollars)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Placer Del Mar, Ltd. (the "Company") was incorporated in the State of Nevada on May 13, 2005, and its year-end is June 30. The Company is "An Exploration Stage Company" as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 918, Development Stage Entities. The Company obtained a mineral rights option agreement on June 3, 2005. The Company's inception date was May, 13th 2005. The Company began operations in September of 2006 and had ongoing operations and spent $366,786 to confirm viable minerals within the claim. These funds were expensed due to PCAOB and GAAP rules.

On December 8, 2010 the Company entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone ("Conchuela") on the property. As of June 30, 2013 the Company had reported revenue of $197,927 from the Conchuela extraction.

In June, 2013, our Board of Directors determined that the Company should cease its mining exploration activities and to refocus our business objectives to seeking, investigating and, if such investigation warrants, engaging in a business combination with a private entity whose business presents an opportunity for our shareholders.
 Accordingly, as of June 30, 2013, both the Mineral Rights Revenue Sharing Agreement with Mr. Almarez and the Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos were terminated by the parties, with each party waiving, and releasing the other party from, any liabilities or obligations, past or future, under those agreements.

We are no longer engaged in the business of mining and mineral exploration. We currently hold no mineral exploration or mining rights and do not currently intend to acquire any.

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities.

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

                              PLACER DEL MAR, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
                            (Stated in U.S. Dollars)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Property Costs

The Company conducted exploration and trenching activities beginning on September 27, 2006 and has realized $197,927 in revenues from operations. All exploration expenditures were expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

                              PLACER DEL MAR, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
                            (Stated in U.S. Dollars)

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $0 and $14,646 in the years ended June 30, 2013 and 2012, respectively, and $197,927 from inception, the Company generated a net loss of $175,467 during the period from May 13, 2005 (inception) to June 30, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for operations, this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

Loan from a related party is from Mr. Bravo. As of June 30, 2013 the loan balance is $30,228. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

                              PLACER DEL MAR, LTD.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
                            (Stated in U.S. Dollars)

NOTE 5. INCOME TAXES

                                                 As of June 30, 2013
                                                 -------------------
Deferred tax assets:
  Net operating tax carryforward                      $ 175,467
  Tax rate                                                   34%
                                                      ---------
Gross deferred tax assets                                59,659
Valuation allowance                                     (59,659)
                                                      ---------

Net deferred tax assets                               $       0
                                                      =========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. NET OPERATING LOSSES

As of June 30, 2013, the Company has a net operating loss carryforward of $175,467. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of June 30, 2013 the Company had 1,720,000 shares of common stock issued and outstanding.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2013:

     * Common stock, $ 0.001 par value: 50,000,000 shares authorized; 1,720,000 shares issued and outstanding.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2013 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and officer are as follows:

Name & Address              Age      Position                 Date First Elected
--------------              ---      --------                 ------------------
Humberto Bravo              66       President, Secretary,       May 15, 2005
302 Washington St. #351              Director
San Diego, CA 92103

Mario Laguna                60       Director                    June 1, 2010
302 Washington St. #351
San Diego, CA  92103

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

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities of the registrant registered pursuant to section 12 of the Exchange Act failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

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

                           SUMMARY COMPENSATION TABLE

                                                                                  Change in
                                                                                   Pension
                                                                                  Value and
                                                                    Non-Equity   Nonqualified
                                                                    Incentive     Deferred       All
 Name and                                                             Plan         Compen-      Other
 Principal                                    Stock       Option     Compen-       sation       Compen-
 Position      Year     Salary     Bonus      Awards      Awards     sation       Earnings      sation*    Totals
------------   ----     ------     -----      ------      ------     ------       --------      ------     ------
H. Bravo       2013       0          0          0           0           0            0              0         0
President,     2012       0          0          0           0           0            0              0         0
Secretary
and
Director

M. Laguna,     2013       0          0          0           0           0            0              0         0
Director       2012       0          0          0           0           0            0              0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of our voting securities by officers, directors and persons who own beneficially more than five percent of our common stock as of the date of this report:

 Title        Name and address                       Amount and nature of       Percent of
of class     of beneficial owner                     beneficial ownership         class
--------     -------------------                     --------------------         -----
Common      Humberto Bravo                             1,100,000 shares           64.0%
            302 Washington St. #351
            San Diego, CA 92103

Common      Mario Laguna                                       0 shares            0.0%

Common      All executive officers and directors
             as a group (2 persons)                    1,100,000 shares           64.0%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION

                            Number of securities to       Weighted-average         Number of securities remaining
                            be issued upon exercise      exercise price of      available for future issuance under
                            of outstanding options,     outstanding options,    equity compensation plans (excluding
Plan category                 warrants and rights       warrants and rights     securities reflected in column (a))
-------------                 -------------------       -------------------     -----------------------------------
Equity compensation plans
 approved by security
 holders                              0                          0                             0

Equity compensation plans
 not approved by security
 holders                              0                          0                             0

Total                                 0                          0                             0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

Mr. Bravo has loaned the company a total of $30,228 through June 30, 2013, and may continue to loan the company funds on a month by month basis as needed. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

Mr. Bravo, our sole officer and a director and Mr. Laguna, a director, are the only "promoters" of Placer Del Mar, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

CORPORATE GOVERNANCE

Neither Mr. Bravo nor Mr. Laguna is considered an independent director.

We currently have no audit committee or audit committee financial expert. We currently have no compensation committee or nominating committee.

No meetings of the board of directors (either regularly scheduled or special meetings) were held during the last full fiscal year. . Shareholders may send communications to the board of directors at the company address.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company by our independent auditor for audit services, including interim reviews, were $17,600, for audit-related services were $NIL, for tax services were $NIL and for other services were $NIL during the year ended June 30, 2013.

The total fees charged to the company by our independent auditor for audit services, including interim reviews, were $22,055, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2012.

We do not have an audit committee and we have not adopted pre-approval policies and procedures for services performed by our independent auditor. All audit and non-audit services performed by our independent auditor are approved in advance by our Board of Directors

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this filing:

(b) Exhibits. The following exhibits are filed (or, where indicated, furnished) with this Report:

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

10.2          Comfort Letter dated April 15, 2010*

10.3          Loan Agreement dated April 15, 2010*

10.4 Amendment dated December 8, 2010, to Mineral Rights Revenue Sharing Agreement dated April 24, 2006*

10.5          Mineral Extraction Rights Agreement dated December 8, 2010*

10.6          Letter from J. Almarez dated September 30, 2012**

31.1          Sec.  302  Certification  of Chief  Executive  Officer  and  Chief
              Financial Officer

32.1 Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer (This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

101           Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Incorporated by reference from our Registration Statement on Form S-1, filed under SEC File Number 000-54118.
** Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Placer del Mar, Ltd.


November 13, 2013                      By: /s/ Humberto Bravo
                                           -------------------------------------
                                           Humberto Bravo, President, Secretary,
                                           Treasurer, Principal Executive
                                           Officer, Principal Financial Officer,
                                           Principal Accounting Officer and
                                           Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Mario Laguna                                       November 13, 2013
-------------------------------
Mario Laguna, Director