Form 10-Q
period 2013-09-30
Placer Del Mar, Ltd.
filed 2013-11-19
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,720,000 shares of common stock, par value $0.001, as of November 18, 2013

ITEM 1. FINANCIAL STATEMENTS.

                               PLACER DEL MAR,LTD.
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                           (Unaudited)
                                                                           Three Months
                                                                              Ended              Year Ended
                                                                           September 30,          June 30,
                                                                               2013                 2013
                                                                            ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $       --           $       --
                                                                            ----------           ----------
TOTAL CURRENT ASSETS                                                                --                   --
                                                                            ----------           ----------

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $  107,220           $  101,039
  Loan from related party                                                       32,348               30,228
                                                                            ----------           ----------
TOTAL CURRENT LIABILITIES                                                      139,568              131,267
                                                                            ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares Common stock,
   ($0.001 par value, 75,000,000 shares authorized;
   1,720,000 shares issued and outstanding at September 30, 2013
   and June 30, 2013 respectively                                                1,720                1,720
  Additional paid-in capital                                                    42,480               42,480
  Deficit accumulated during development stage                                (183,768)            (175,467)
                                                                            ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                    (139,568)            (131,267)
                                                                            ----------           ----------

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY                                 $       --           $       --
                                                                            ==========           ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------


                                                  (Unaudited)                               Inception
                                                 Three Months         Three Months         May 13, 2005
                                                    Ended                Ended               through
                                                 September 30,        September 30,        September 30,
                                                     2013                 2012                 2013
                                                  ----------           ----------           ----------
REVENUES
  Revenues                                        $       --           $       --           $  197,927
                                                  ----------           ----------           ----------
TOTAL REVENUES                                            --                   --              197,927
                                                  ----------           ----------           ----------
OPERATING COSTS
  Exploration expense                                     --                   --               58,174
  Amortization of mineral rights license               2,789               28,818
  Administrative expenses                              8,301               15,752              288,095
                                                  ----------           ----------           ----------
TOTAL OPERATING COSTS                                  8,301               18,541              375,088
                                                  ----------           ----------           ----------
OTHER EXPENSE
  Interest expense                                        --                5,203               53,290
                                                  ----------           ----------           ----------
TOTAL OTHER EXPENSE                                       --                5,203               53,290
                                                  ----------           ----------           ----------
OTHER INCOME/EXPENSE
  Other income
  Ordinary gain from June 30,2013
   liability  write-off                                   --                   --               46,682
                                                  ----------           ----------           ----------
TOTAL OTHER INCOME/EXPENSE                                --                   --               46,682
                                                  ----------           ----------           ----------

NET INCOME(LOSS)                                  $   (8,301)          $  (23,744)          $ (183,768)
                                                  ==========           ==========           ==========
BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                                        $    (0.00)          $    (0.01)
                                                  ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         1,720,000            1,720,000
                                                  ==========           ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                          (A development Stage Company)
                            Statements of Cash Flows
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------


                                                            (Unaudited)                               Inception
                                                           Three Months         Three Months         May 13, 2005
                                                              Ended                Ended               through
                                                           September 30,        September 30,        September 30,
                                                               2013                 2012                 2013
                                                            ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                          $   (8,301)          $  (23,744)          $ (183,768)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long term liabilities                              --                5,203                   --
     Amortization of mineral rights license                         --                2,789                   --
  Changes in operating assets and liabilities:
     Accounts receivable                                            --                   --                   --
     Accounts payable and accrued expenses                       6,181               11,138              107,220
                                                            ----------           ----------           ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (2,120)              (4,614)             (76,548)
                                                            ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder and related party          2,120                3,525               32,348
  Issuance of common stock                                          --               44,200

                                                            ----------           ----------           ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              2,120                3,525               76,548
                                                            ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                     --               (1,089)                  --

CASH AT BEGINNING OF PERIOD                                         --                1,089                   --
                                                            ----------           ----------           ----------

CASH AT END OF PERIOD                                       $       --           $       --           $       --
                                                            ==========           ==========           ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                     Notes to Condensed Financial Statements
                            As at September 30, 2013
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Placer Del Mar, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Placer Del Mar, Ltd.'s Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted. It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $197,927 during the period from May 13, 2005 (inception) to September 30, 2013, the Company generated a net loss of $183,768 during the same period. This condition raises substantial doubt about the Company's ability to continue as a going concern. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for operations; this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

Loan from a related party is from Mr. Bravo. As of September 30, 2013 the loan balance is $32,348. All funds provided to Placer Del Mar by Mr. Bravo are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

NOTE 4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2013 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated minimal operating revenues since our inception. We had an accumulated deficit of $183,768 as of September 30, 2013. Our continuation as a going concern is dependent upon future events, including our ability to identify a suitable business combination, to raise additional capital and to generate positive cash flows. Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.

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

RESULTS OF OPERATIONS

We have generated $197,927 in revenues and have incurred $375,088 in operating expenses from ongoing operations since inception through September 30, 2013, resulting in a net loss of $183,768.

The following table provides selected financial data about our Company for the period ended September 30, 2013.

                    Balance Sheet Data:           9/30/2013
                    -------------------           ---------

                    Cash                          $       0
                    Total assets                  $       0
                    Total liabilities             $ 139,568
                    Shareholders' equity          $(139,568)

During the three month periods ended September 30, 2013 and 2012 we generated no revenues. During the three month period ended September 30, 2013 we incurred $8,301 in general and administrative expense. For the three month period ended September 30, 2012 we incurred $15,752 in general and administrative expenses, $5,203 in interest expense and $2,789 in the amortization of the mineral rights license.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2013 was $0. There was no cash provided by financing activities for the period ended September 30, 2013. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors.

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in
Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2013.

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

None.

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

----------
* Incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-171307, at the SEC website at www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 18, 2013.

                                        Placer del Mar, Ltd.


                                            /s/ Humberto Bravo
                                            ------------------------------------
                                        By: Humberto Bravo
                                            (Principal Executive Officer)