Form 10-Q
period 2013-12-31
Placer Del Mar, Ltd.
filed 2014-04-02
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2013

                        Commission File Number 000-54118


                              PLACER DEL MAR, LTD.
                (Name of registrant as specified in its charter)

       Nevada                                                   72-1600437
(State of Incorporation)                                (IRS Employer ID Number)

                         651 Okeechobee Blvd., Unit 412
                            West Palm Beach, FL 33401
                                 (561) 543-8882
          (Address and telephone number of principal executive offices)

                           302 Washington Street #351
                            San Diego, CA 92103-4221
                 (Former Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,720,000 shares of common stock, par value $0.001, as of March 24, 2014

                              PLACER DEL MAR, LTD.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)                                    3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           9

Item 4.  Controls and Procedures                                              9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 1A. Risk Factors                                                        11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Mine Safety Disclosures                                             11

Item 5.  Other Information                                                   11

Item 6.  Exhibits                                                            12

SIGNATURES                                                                   13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PLACER DEL MAR,LTD.
                         (An Exploration Stage Company)
                                 Balance Sheets
                            (Stated in U.S. Dollars)

                                                                                (Unaudited)
                                                                                 Six Months
                                                                                   Ended              Year Ended
                                                                                December 31,           June 30,
                                                                                    2013                 2013
                                                                                 ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                      $       --           $       --

                                                                                 ----------           ----------
TOTAL CURRENT ASSETS                                                                     --                   --
                                                                                 ----------           ----------

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                               $  119,632           $  101,039
  Loan from related party                                                            49,537               30,228

                                                                                 ----------           ----------
TOTAL CURRENT LIABILITIES                                                           169,169              131,267
                                                                                 ----------           ----------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares Common stock,
   ($0.001 par value, 75,000,000 shares authorized; 1,720,000 shares
   issued and outstanding at December 31, 2013 and June 30, 2013 respectively         1,720                1,720
  Additional paid-in capital                                                         42,480               42,480
  Deficit accumulated during development stage                                     (213,369)            (175,467)
                                                                                 ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                         (169,169)            (131,267)
                                                                                 ----------           ----------

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY                                      $       --           $       --
                                                                                 ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                            Statements of Operations
                            (Stated in U.S. Dollars)
                                   (Unaudited)

                                                                                                                Inception
                                           Three Months     Three Months      Six Months       Six Months      May 13, 2005
                                              Ended            Ended            Ended            Ended           through
                                            December 31,     December 31,     December 31,     December 31,     December 31,
                                               2013             2012             2013             2012             2013
                                            ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                  $       --       $       --       $       --       $       --       $  197,927
                                            ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                      --               --               --               --          197,927
                                            ----------       ----------       ----------       ----------       ----------
OPERATING COSTS
  Exploration expense                               --               --               --               --           58,174
  Amortization of mineral rights license            --            2,789               --            5,578           28,818
  Administrative expenses                       29,588           18,625           37,902           34,378          317,696
                                            ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                           29,588           21,414           37,902           39,956          404,688
                                            ----------       ----------       ----------       ----------       ----------
OTHER EXPENSE
  Interest expense                                  --            5,203               --           10,406           53,290
                                            ----------       ----------       ----------       ----------       ----------
TOTAL OTHER EXPENSE                                 --            5,203               --           10,406           53,290
                                            ----------       ----------       ----------       ----------       ----------
OTHER INCOME/EXPENSE
  Other income
  Ordinary gain from June 30,2013
   liability write-off                              --               --               --               --           46,682
                                            ----------       ----------       ----------       ----------       ----------
TOTAL OTHER INCOME/EXPENSE                          --               --               --               --           46,682
                                            ----------       ----------       ----------       ----------       ----------

NET INCOME(LOSS)                            $  (29,588)      $  (26,617)      $  (37,902)      $  (50,362)      $ (213,370)
                                            ==========       ==========       ==========       ==========       ==========
BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE                                   $    (0.00)      $    (0.01)      $    (0.02)      $    (0.03)
                                            ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    1,720,000        1,720,000        1,720,000        1,720,000
                                            ==========       ==========       ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                            (Stated in U.S. Dollars)
                                   (Unaudited)

                                                                                                           Inception
                                                                 Six Months           Six Months          May 13, 2005
                                                                   Ended                Ended               through
                                                                 December 31,         December 31,         December 31,
                                                                    2013                 2012                 2013
                                                                 ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                               $  (37,902)          $  (50,362)          $ (213,370)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long term liabilities                                   --               10,406                   --
     Amortization of mineral rights license                              --                5,578                   --
  Changes in operating assets and liabilities:
     Accounts receivable                                                 --                   --                   --
     Accounts payable and accrued expenses                           18,593               29,764              119,633
                                                                 ----------           ----------           ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (19,309)              (4,614)             (93,737)
                                                                 ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder and related party              19,309                3,525               49,537
  Issuance of common stock                                               --                   --               44,200

                                                                 ----------           ----------           ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  19,309                3,525               93,737
                                                                 ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                          --               (1,089)                  --

CASH AT BEGINNING OF PERIOD                                              --                1,089                   --
                                                                 ----------           ----------           ----------

CASH AT END OF PERIOD                                            $       --           $       --           $       --
                                                                 ==========           ==========           ==========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES
  Increase in mining rights license and long-term liabilities            --              311,425                   --

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $       --           $       --           $       --
                                                                 ==========           ==========           ==========

  Income Taxes                                                   $       --           $       --           $       --
                                                                 ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                             As at December 30, 2013
                                   (Unaudited)


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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $197,927 during the period from May 13, 2005 (inception) to December 31, 2013, the Company generated a net loss of $213,370 during the same period. This condition raises substantial doubt about the Company's ability to continue as a going concern. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for operations; this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3. LOAN FROM SHAREHOLDER

Loan from shareholder represents funds loaned to the company by an officer and director. As of December 31, 2013 the loan balance is $49,537. The funds provided to Placer Del Mar are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

NOTE 4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2013 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

GOING CONCERN

Our unaudited financial statements presented herein are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have cash or other significant current assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern.

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

Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated minimal operating revenues since our inception. We had an accumulated deficit of $213,369 as of December 31, 2013. Our continuation as a going concern is dependent upon future events, including our ability to identify a suitable business combination, to raise additional capital and to generate positive cash flows. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.

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

RESULTS OF OPERATIONS

We have generated $197,927 in revenues, have incurred $404,688 in operating expenses from ongoing operations and $53,290 in interest expense since inception through December 31, 2013, resulting in a net loss of $213,370.

The following table provides selected financial data about our Company for the period ended December 31, 2013.

                    Balance Sheet Data:           12/31/2013
                    -------------------           ----------

                    Cash                          $       0
                    Total assets                  $       0
                    Total liabilities             $ 169,169
                    Shareholders' equity          $(169,169)

During the three month periods ended December 31, 2013 and 2012 we generated no revenues. During the three month period ended December 31, 2013 we incurred $29,588 in general and administrative expense. For the three month period ended December 31, 2012 we incurred $18,625 in general and administrative expenses, $5,203 in interest expense and $2,789 in amortization expense.

During the six month periods ended December 31, 2013 and 2012 we generated no revenues. During the six month period ended December 31, 2013 we incurred $37,902 in general and administrative expense. For the six month period ended December 31, 2012 we incurred $34,378 in general and administrative expenses, $10,406 in interest expense and $5,578 in amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2013 was $0. There was no cash provided by financing activities for the period ended December 31, 2013. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RIS

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

On November 30, 2013, Humberto Bravo and Mario Laguna resigned as the only members of the Board of Directors of Placer Del Mar, Ltd. (the "Company"). To the knowledge of the Company, the resignation of each member of the Board of Director did not result from any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The stockholders of the Company holding at least the requisite voting power of the issued and outstanding stock of the Company entitled to vote, acting by written consent without a meeting under Nevada law, appointed Frank Terzo as the sole director of the Company, to fill the vacancy so created by the resignation of Mr. Bravo and Mr. Laguna, effective February 27, 2014, to serve until the next annual meeting of the stockholders of the Company, and until his successor is duly elected or appointed and qualified, or until his prior resignation or removal.

Effective February 27, 2014, Mr. Terzo, sole director of the Company, appointed himself as the Company's President, Treasurer and Secretary, to serve at the pleasure of the Board of Directors.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

Exhibit No.                       Description
-----------                       -----------

 3.1            Articles of Incorporation (1)
 3.2            Bylaws (1)
31.1 / 31.2*    Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                Executive and Financial Officer
32.1 / 32.2*    Rule 1350 Certification of Chief Executive and Financial Officer
101.INS**       XBRL Instance Document
101.SCH**       XBRL Schema Document
101.CAL**       XBRL Calculation Linkbase Document
101.DEF**       XBRL Definition Linkbase Document
101.LAB**       XBRL Label Linkbase Document
101.PRE**       XBRL Presentation Linkbase Document

----------
* This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
** Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.
(1) Filed with the Securities and Exchange Commission on August 22, 2005, as an exhibit numbered as indicated above, to the Registrant's Registration Statement on Form SB-2 (SEC File No. 333-127736), which exhibit is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 1, 2014.

                                     Placer del Mar, Ltd.


                                         /s/ Frank Terzo
                                         -------------------------------------
                                     By: Frank Terzo
                                         (Principal Executive Officer)