Form 10-Q
period 2014-03-31
Placer Del Mar, Ltd.
filed 2014-06-04
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2014

                        Commission File Number 000-54118


                              PLACER DEL MAR, LTD.
                (Name of registrant as specified in its charter)

       Nevada                                                   72-1600437
(State of Incorporation)                                (IRS Employer ID Number)

                         4045 Sheridan Avenue, Suite 433
                             Miami Beach, FL 33140
                                 (561) 543-8882
          (Address and telephone number of principal executive offices)

                         651 Okeechobee Blvd., Unit 412
                            West Palm Beach, FL 33401
                 (Former Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,720,000 shares of common stock, par value $0.001, as of June 2, 2014

ITEM 1. FINANCIAL STATEMENTS

                               PLACER DEL MAR,LTD.
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                               (Unaudited)
                                                                            Nine Months Ended        Year Ended
                                                                              March 31, 2014       June 30, 2013
                                                                              --------------       -------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $       --           $       --
                                                                                ----------           ----------
TOTAL CURRENT ASSETS                                                                    --                   --
                                                                                ----------           ----------

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                              $  140,285           $  101,039
  Loan from related party                                                           56,162               30,228
                                                                                ----------           ----------
TOTAL CURRENT LIABILITIES                                                          196,447              131,267
                                                                                ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares Common stock,
   ($0.001 par value, 75,000,000 shares authorized; 1,720,000 shares
   issued and outstanding at March 31, 2014 and June 30, 2013 respectively           1,720                1,720
  Additional paid-in capital                                                        42,480               42,480
  Deficit accumulated during development stage                                    (240,647)            (175,467)
                                                                                ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                        (196,447)            (131,267)
                                                                                ----------           ----------

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY                                     $       --           $       --
                                                                                ==========           ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                          (A Development Stage Company)
                            Statements of Operations
                            (Stated In U.S, Dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               Inception
                                     Three Months      Three Months      Nine Months       Nine Months        May 13, 2005
                                        Ended             Ended             Ended             Ended              through
                                    March 31, 2014    March 31, 2013    March 31, 2014    March 31, 2013     March 31, 2014
                                    --------------    --------------    --------------    --------------     --------------
REVENUES
  Revenues                            $       --        $       --        $       --        $       --         $  197,927
                                      ----------        ----------        ----------        ----------         ----------
TOTAL REVENUES                                --                --                --                --            197,927
                                      ----------        ----------        ----------        ----------         ----------
OPERATING COSTS
  Exploration expense                         --                --                --                --             58,174
  Amortization of mineral rights
   license                                    --             2,789                --             8,367             28,818
  Administrative expenses                 27,278            18,327            65,180            52,705            344,974
                                      ----------        ----------        ----------        ----------         ----------
TOTAL OPERATING COSTS                     27,278            21,116            65,180            61,072            431,966
                                      ----------        ----------        ----------        ----------         ----------
OTHER EXPENSE
  Interest expense                            --             5,147                --            15,553             53,290
                                      ----------        ----------        ----------        ----------         ----------
TOTAL OTHER EXPENSE                           --             5,147                --            15,553             53,290
                                      ----------        ----------        ----------        ----------         ----------
OTHER INCOME/EXPENSE
  Other income
  Ordinary gain from June 30,2013
   liability write-off                        --                --                --                --             46,682
                                      ----------        ----------        ----------        ----------         ----------
TOTAL OTHER INCOME/EXPENSE                    --                --                --                --             46,682
                                      ----------        ----------        ----------        ----------         ----------

NET INCOME(LOSS)                      $  (27,278)       $  (26,263)       $  (65,180)       $  (76,625)        $ (240,647)
                                      ==========        ==========        ==========        ==========         ==========
BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                            $    (0.00)       $    (0.01)       $    (0.03)       $    (0.04)
                                      ==========        ==========        ==========        ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING             1,720,000         1,720,000         1,720,000         1,720,000
                                      ==========        ==========        ==========        ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                          (A development Stage Company)
                            Statements of Cash Flows
                             (Stated in U.S.Dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        Inception
                                                             Nine Months          Nine Months          May 13, 2005
                                                                Ended                Ended                through
                                                            March 31, 2014       March 31, 2013       March 31, 2014
                                                            --------------       --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                            $  (65,180)          $  (76,625)          $ (240,647)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long term liabilities                                --               15,553                   --
     Amortization of mineral rights license                           --                8,367                   --
  Changes in operating assets and liabilities:
     Accounts receivable                                              --                   --                   --
     Accounts payable and accrued expenses                        39,246               28,153              140,285
                                                              ----------           ----------           ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (25,934)             (24,552)            (100,362)
                                                              ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholder and related party           25,394               23,463               56,162
  Issuance of common stock                                            --                   --               44,200
                                                              ----------           ----------           ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               25,394               23,463              100,362
                                                              ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                       --               (1,089)                  --

CASH AT BEGINNING OF PERIOD                                           --                1,089                   --
                                                              ----------           ----------           ----------

CASH AT END OF PERIOD                                         $       --           $       --           $       --
                                                              ==========           ==========           ==========

NON-CASH INVESTING AND FINANCIAL ACTIVITIES
  Increase in mining rights license
   and long -term liabilities                                         --              311,425                   --

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
   Interest                                                   $       --           $       --           $       --
                                                              ==========           ==========           ==========

   Income Taxes                                               $       --           $       --           $       --
                                                              ==========           ==========           ==========


                        See Notes to Financial Statements

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                              As at March 31, 2014
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Placer Del Mar, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Placer Del Mar, Ltd.'s Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K, for the year ended June 30, 2013, have been omitted. It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $197,927 during the period from May 13, 2005 (inception) to March 31, 2014, the Company generated a net loss of $240,647 during the same period. This condition raises substantial doubt about the Company's ability to continue as a going concern. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for operations; this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3. LOAN FROM SHAREHOLDER

Loan from shareholder represents funds loaned to the company by an officer and director. As of March 31, 2014 the loan balance is $56,162. The funds provided to Placer Del Mar are unsecured and he has agreed to forego any penalties or interest should Placer Del Mar be unable to repay any funds provided to the Company.

NOTE 4. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2014 up through date the Company issued these financial statements. During this period the following event is the only material event which occurred.

UNREGISTERED SALE OF EQUITY SECURITIES

On May 21, 2014, Placer Del Mar Ltd. (the "Registrant"), closed on the offer and sale of $500,000 principal amount of its 10% Secured Convertible Promissory Notes (the "Investor Notes") to two investor (the "Investors"). The Investor Notes were offered and sold in a private placement (the "Notes Offering") to a limited number of accredited investors and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of, and Rule 506 of Regulation D and Regulation S under, the Securities Act. There may be additional closings on the Investor Notes, up to an aggregate principal amount of $1,000,000.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                              As at March 31, 2014
                                   (Unaudited)
--------------------------------------------------------------------------------

The Registrant used $400,000 of the gross proceeds derived from its issuance of the Investor Notes to provide bridge financing ("Bridge Financing") to Urban Cultivator Inc., a British Colombia corporation ("UC"), BC Northern Lights Enterprises Ltd., a British Colombia corporation ("BCNL"), and W3 Metal Inc., a British Colombia corporation ("W3," and together with UC and BCNL, "Borrowers") for working capital purposes. The Bridge Financing is evidenced by a Secured Bridge Loan Promissory Note from the Borrowers to the Registrant (the "Bridge Note").

The Registrant and the Borrowers have entered into a non-binding term sheet dated May 5, 2014 (the "Term Sheet"), pursuant to which it is contemplated that a newly-formed, wholly-owned subsidiary of the Registrant will merge with and into the Borrowers (the "Merger"), as a result of which the Registrant will acquire all of the issued and outstanding capital stock of the Borrowers and the Borrowers will become wholly-owned subsidiaries of the Registrant. The Borrowers are private companies engaged in the business of manufacturing and selling commercial and residential hydroponic growing systems. At this stage, no definitive terms have been agreed to with respect to the proposed Merger. Neither the Registrant nor the Borrowers is currently bound to proceed with the Merger and there can be no assurance that the Merger will take place. The Bridge Financing to the Borrowers was completed as contemplated by the Term Sheet.

The Investor Notes bear interest at a rate of 10% per annum and are for a term of 8 months ("Maturity"). The Investor Notes are automatically convertible, subject to a 4.99% conversion blocker, upon closing of the Merger into units (the "Units"), at a conversion price of $0.30 per Unit. Each Unit consists of one (1) share of the Registrant's common stock, $0.001 par value per share (the "Common Stock"), and a warrant to purchase one (1) share of Common Stock at an exercise price of $0.35 per share for two (2) years. The shares of Common Stock that would be issued as a result of conversion of the Notes (and upon exercise of the related warrants) carry certain registration rights. Upon the closing of the Merger, the Registrant shall issue to each of the Investors warrants (the "Bridge Warrants") to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of shares of Common Stock comprising the Units, exercisable at a price of $0.35 per share, exercisable for two (2) years from the closing of the Merger. The Bridge Warrants will have weighted average anti-dilution protection. If the Merger does not close, the Investor Notes must be repaid.

The Investor Notes and the Bridge Note are secured by all of the assets of the Borrowers. This security interest is subordinated to that of a certain bank providing an existing credit facility to the Borrowers.

The Bridge Note is for a term of 8 months from the initial closing of the Bridge Financing, and bears interest at the rate of 10% per annum. All obligations under the Bridge Note will be deemed repaid in full and canceled upon the closing of the Merger.

The Investor Notes contain customary events of default and include a default by the Borrowers under the Bridge Note. If the Registrant defaults under the Investor Notes, the full principal amount of the Investor Notes will, at the Investor's option, become immediately due and payable in cash. In addition, upon an event of default, the Investor Notes will begin to bear interest at a rate of 12% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

A default by Borrowers under the Bridge Note, including but not limited to the failure to repay the Bridge Note at Maturity if the Merger doesn't close, will cause the full principal amount of the Bridge Note, at the Registrant's option, to become immediately due and payable in cash. In addition, upon an event of default, the Bridge Note will begin to bear interest at a rate of 12% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, which interest rate will continue until all defaults are cured.

                              PLACER DEL MAR, LTD.
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                              As at March 31, 2014
                                   (Unaudited)
--------------------------------------------------------------------------------

The Registrant has agreed to pay a finder a fee of $50,000 for introducing the Investors to the Registrant.

In addition to the Notes Offering, the Registrant intends to engage in an additional private placement of the Units for at least an additional $2,500,000 in gross proceeds to the Registrant (the "Subsequent Offering"). The closing of the Subsequent Offering and the closing of the Merger is each a condition precedent to the other.

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

Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated minimal operating revenues since our inception. We had an accumulated deficit of $240,647 as of March 31, 2014. Our continuation as a going concern is dependent upon future events, including our ability to identify a suitable business combination, to raise additional capital and to generate positive cash flows. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.

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

RESULTS OF OPERATIONS

We have generated $197,927 in revenues, have incurred $431,966 in operating expenses from ongoing operations and $53,290 in interest expense since inception through March 31, 2014, resulting in a net loss of $240,647.

The following table provides selected financial data about our Company for the period ended March 31, 2014.

                 Balance Sheet Data:           3/31/2014
                 -------------------           ---------

                 Cash                          $       0
                 Total assets                  $       0
                 Total liabilities             $ 196,447
                 Shareholders' equity          $(196,447)

During the three month periods ended March 31, 2014 and 2013 we generated no revenues. During the three month period ended March 31, 2014 we incurred $27,278 in general and administrative expense. For the three month period ended March 31, 2013 we incurred $18,327 in general and administrative expenses, $5,147 in interest expense and $2,789 in amortization expense.

During the nine month periods ended March 31, 2014 and 2013 we generated no revenues. During the nine month period ended March 31, 2014 we incurred $65,180 in general and administrative expense. For the nine month period ended March 31, 2013 we incurred $52,705 in general and administrative expenses, $15,553 in interest expense and $8,367 in amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2014 was $0. There was no cash provided by financing activities for the period ended March 31, 2014. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and $24,200 resulting from the sale of our common stock to 46 independent investors.

We estimate our general and administrative costs will require approximately $7,500 for the remainder of fiscal year ending June 30, 2014, exclusive of any business acquisition or combination costs. We plan to raise the necessary funds through loans from affiliates or others.

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHANGES TO THE BOARD OF DIRECTORS

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

SUBSEQUENT EVENTS

UNREGISTERED SALE OF EQUITY SECURITIES

The following events were discussed in the Company's Form 8-K (including exhibits) as filed with the Securities and Exchange Commission on May 28, 2014.

On May 21, 2014, Placer Del Mar Ltd. (the "Registrant"), closed on the offer and sale of $500,000 principal amount of its 10% Secured Convertible Promissory Notes (the "Investor Notes") to two investor (the "Investors"). The Investor Notes were offered and sold in a private placement (the "Notes Offering") to a limited number of accredited investors and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of, and Rule 506 of Regulation D and Regulation S under, the Securities Act. There may be additional closings on the Investor Notes, up to an aggregate principal amount of $1,000,000.

The Registrant used $400,000 of the gross proceeds derived from its issuance of the Investor Notes to provide bridge financing ("Bridge Financing") to Urban Cultivator Inc., a British Colombia corporation ("UC"), BC Northern Lights Enterprises Ltd., a British Colombia corporation ("BCNL"), and W3 Metal Inc., a British Colombia corporation ("W3," and together with UC and BCNL, "Borrowers") for working capital purposes. The Bridge Financing is evidenced by a Secured Bridge Loan Promissory Note from the Borrowers to the Registrant (the "Bridge Note").

The Registrant and the Borrowers have entered into a non-binding term sheet dated May 5, 2014 (the "Term Sheet"), pursuant to which it is contemplated that a newly-formed, wholly-owned subsidiary of the Registrant will merge with and into the Borrowers (the "Merger"), as a result of which the Registrant will acquire all of the issued and outstanding capital stock of the Borrowers and the Borrowers will become wholly-owned subsidiaries of the Registrant. The Borrowers are private companies engaged in the business of manufacturing and selling commercial and residential hydroponic growing systems. At this stage, no definitive terms have been agreed to with respect to the proposed Merger. Neither the Registrant nor the Borrowers is currently bound to proceed with the Merger and there can be no assurance that the Merger will take place. The Bridge Financing to the Borrowers was completed as contemplated by the Term Sheet.

The Investor Notes bear interest at a rate of 10% per annum and are for a term of 8 months ("Maturity"). The Investor Notes are automatically convertible, subject to a 4.99% conversion blocker, upon closing of the Merger into units (the "Units"), at a conversion price of $0.30 per Unit. Each Unit consists of one (1) share of the Registrant's common stock, $0.001 par value per share (the "Common Stock"), and a warrant to purchase one (1) share of Common Stock at an exercise price of $0.35 per share for two (2) years. The shares of Common Stock that would be issued as a result of conversion of the Notes (and upon exercise of the related warrants) carry certain registration rights. Upon the closing of the Merger, the Registrant shall issue to each of the Investors warrants (the "Bridge Warrants") to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of shares of Common Stock comprising the Units, exercisable at a price of $0.35 per share, exercisable for two (2) years from the closing of the Merger. The Bridge Warrants will have weighted average anti-dilution protection. If the Merger does not close, the Investor Notes must be repaid.

The Investor Notes and the Bridge Note are secured by all of the assets of the Borrowers. This security interest is subordinated to that of a certain bank providing an existing credit facility to the Borrowers.

The Bridge Note is for a term of 8 months from the initial closing of the Bridge Financing, and bears interest at the rate of 10% per annum. All obligations under the Bridge Note will be deemed repaid in full and canceled upon the closing of the Merger.

The Investor Notes contain customary events of default and include a default by the Borrowers under the Bridge Note. If the Registrant defaults under the Investor Notes, the full principal amount of the Investor Notes will, at the Investor's option, become immediately due and payable in cash. In addition, upon an event of default, the Investor Notes will begin to bear interest at a rate of 12% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

A default by Borrowers under the Bridge Note, including but not limited to the failure to repay the Bridge Note at Maturity if the Merger doesn't close, will cause the full principal amount of the Bridge Note, at the Registrant's option, to become immediately due and payable in cash. In addition, upon an event of default, the Bridge Note will begin to bear interest at a rate of 12% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, which interest rate will continue until all defaults are cured.

The Registrant has agreed to pay a finder a fee of $50,000 for introducing the Investors to the Registrant.

In addition to the Notes Offering, the Registrant intends to engage in an additional private placement of the Units for at least an additional $2,500,000 in gross proceeds to the Registrant (the "Subsequent Offering"). The closing of the Subsequent Offering and the closing of the Merger is each a condition precedent to the other.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

Exhibit No.                       Description
-----------                       -----------

    3.1       Articles of Incorporation*
    3.2       Bylaws*
   31         Sec. 302 Certification of Principal Executive & Financial Officer
   32         Sec. 906 Certification of Principal Executive & Financial Officer
  101         Interactive data files pursuant to Rule 405 of Regulation S-T*

----------
* Incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-171307, at the SEC website at www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 2, 2014.

                                  Placer del Mar, Ltd.


                                      /s/ Frank Terzo
                                      --------------------------------------
                                  By: Frank Terzo
                                      (Principal Executive Officer)