Form 10-K
period 2014-06-30
Urban Hydroponics, Inc.
filed 2014-10-14
CIK 1336282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

Commission File Number 000-54118

Urban Hydroponics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	72-1600437
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4045 Sheridan Ave., Suite 433
Miami Beach, FL 33140
(Address of Principal Executive Offices)

(561) 543-8882
(Telephone Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X]  No [  ]

As of December 31, 2013, there were 34,400,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.  Of these, 12,400,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on December 31, 2013 has not been computed based upon the fact that no active trading market had been established as of December 31, 2013.

As of October 10, 2014, there were 34,400,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents Incorporated by Reference: None

URBAN HYDROPONICS, INC.

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of the federal securities laws. The words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions.  The risk factors discussed elsewhere in this Form 10-K could also cause actual results to differ materially from those indicated by the Company's forward-looking statements. Urban Hydroponics, Inc. undertakes no obligation to publicly update or revise any forward-looking statements.

ITEM 1. BUSINESS

History

Urban Hydroponics, Inc. (formerly known as Placer Del Mar, Ltd., the “Company”) was incorporated in Nevada on May 13, 2005 for the purpose of mining and mineral exploration. Placer Del Mar, Ltd. had a mineral rights revenue sharing agreement with Mr. Jorge Alberto Almarez to explore a property in Mexico for mainly gold, tungsten, perlite, sulfides, titanium, and silver. Our revenue sharing agreement granted us the right to free access and exploration of the property together with the right to file a mining claim on the property, located 7 miles east of Rosarito, Baja California, Mexico on Avenida Canyon Rosarito, 500 meters east of Machado Cemetery (Longitude: 32 degrees, 21.15 minutes, 10 seconds North, Latitude: 118 degrees, 57.27 minutes, 46 seconds West, Elevation: 174 Meters). We filed a mining claim on April 24, 2006, with the Mexican government.  From June 6, 2005, through April 24, 2006, we owned an option which granted us the right to exercise a mining claim on the Almarez property.  On April 24, 2006, we exercised the option according to the terms of the option agreement.  The terms of the option agreement were: $2,000 was paid to Mr. Almarez for the option, and we were to pay Almarez 10% net smelter returns royalty for any mineralization found on the property.  On April 24, 2006, we entered into a new agreement with Almarez, which granted full ownership of the mineral rights located on the Almarez property to us subject to a 1% net smelter returns royalty reserved in favor of Mr. Almarez for any and all minerals extracted by us from the property. Mr. Almarez continued to own the land. Placer Del Mar owned any possible mineralization on the land or beneath the surface subject to the royalty for Almarez.

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

Our principal executive offices are located at 4045 Sheridan Ave., Suite 433, Miami Beach, FL 33140.  The telephone number is (561) 543-8882.

Termination of Mining Agreements

In June, 2013, our Board of Directors determined that the Company should cease its mining exploration activities and to refocus our business objectives to seeking, investigating and, if such investigation warrants, engaging in a business combination with a private entity whose business presents an opportunity for our shareholders.

Accordingly, as of June 30, 2013, both the Mineral Rights Revenue Sharing Agreement with Mr. Almarez and the Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos were terminated by the parties, with each party waiving, and relaeasding the other party from, any liabilities or obligations, past or future, under those agreements.

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

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

•	the ability to use registered securities to acquire assets or businesses;

•	increased visibility in the marketplace;

•	greater ease of borrowing from financial institutions;

•	improved stock trading efficiency;

•	greater shareholder liquidity;

•	greater ease in subsequently raising capital;

•	ability to compensate key employees through stock options and other equity awards;

•	enhanced corporate image; and

•	a presence in the United States capital markets.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies potentially interested in a business combination with us may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

•	a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company that desires to become public with less dilution of its common stock than would occur upon an traditional underwritten public offering;

•	a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•	a foreign company that may wish an initial entry into the United States securities markets;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; or

•	a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst.  Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate or not in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, its assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan and numerous other factors that are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	potential for growth, indicated by new technology, anticipated market expansion or new products;

•	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	strength and diversity of management, either in place or scheduled for recruitment;

•
capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through bank loans or other commercial borrowing arrangements, through joint ventures or similar arrangements or from other sources;

•	the cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•	the extent to which the business opportunity can be advanced;

•	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	other relevant factors.

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

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company.  Depending upon, among other things, the target company’s assets and liabilities, our existing shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition.  The percentage ownership of our existing shareholders may be subject to significant reduction in the event we acquire a target company with substantial assets.  Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

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

We are presently subject to the reporting requirements included of the Securities Exchange Act of 1934 (the “Exchange Act”).  Included in these requirements is our duty to file with the Securities and Exchange Commission (“SEC”) as part of a Current Report on Form 8-K after consummation of a merger or acquisition audited financial statements of the business acquired and pro forma financial information.  If such audited financial statements and pro forma financial information are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

Recent Developments

Non-Binding letter of Intent

On May 5, 2014, we signed a non-binding letter of intent (the “Letter of Intent”) with Urban Cultivator Inc., a British Colombia corporation (“UC”), BC Northern Lights Enterprises Ltd., a British Colombia corporation (“BCNL”), and W3 Metal Inc., a British Colombia corporation (“W3,” and together with UC and BCNL, the “Target Companies”), regarding a possible business combination (the “Merger”) involving these three companies.  The Target Companies are private companies engaged in the business of manufacturing and selling commercial and residential hydroponic growing systems.  At this stage, no definitive terms of the Merger have been agreed to, and none of the parties is currently bound to proceed with any transaction.

Name Change

With the permission of the Target Companies, the Company changed its name to Urban Hydroponics, Inc. to facilitate our discussions with the Target Companies.  Our new name was declared effective by the Financial Industry Regulatory Authority (“FINRA”) as of July 10, 2014, and FINRA approved our new ticker symbol which is “URHY.”

Authorized Capital Increase

In addition to the inclusion of the name change, we amended and restated our Articles of Incorporation to increase our authorized capital stock from 50,000,000 shares of common stock to 300,000,000 shares of common stock and from no shares of undesignated, “blank check” preferred stock to 10,000,000 shares of such preferred stock.  The par value of each of these classes of stock is $0.001 per share. These changes were approved by the shareholder (the “Majority Shareholder”) holding a majority of our outstanding voting capital stock.

Forward stock Split

On May 28, 2014, our Board of Directors approved a 20-for-1 forward stock split on our common stock outstanding in the form of a dividend, with a Record Date of June 19, 2014.  FINRA approved the forward split with a payment date of June 19, 2014 (the “Payment Date”), an ex-dividend date of June 20, 2104 and a due bill date of June 24, 2014.

This stock split in the form of a dividend entitled each common stock shareholder as of the Record Date to receive nineteen (19) additional shares of our common stock for each one (1) share owned.  Additional shares issued as a result of the stock split were distributed on the Payment Date.

Equity Incentive Plan Amendment

On May 31, 2014, our Majority Shareholder approved an amendment (the “2012 Plan Amendment”) to our 2012 Equity Incentive Plan (the “2012 Plan”).  Pursuant to the 2012 Plan Amendment, the number of shares of our common stock reserved for issuance under the 2012 Plan has been reduced to 380,000 from 7,000,000 shares.  This reduction was adopted in view of our 20 for 1 forward stock split in the form of a dividend, which, taking into account the automatic adjustment provisions for stock dividends set forth in Section 14(a)(iii) of the 2012 Plan, has resulted in 7,600,000 shares of our common stock being available for grant under the 2012 Plan following effectiveness of the proposed forward stock split.

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

Research and Development Costs During The Last Two Years

The Company has not expended funds for research and development costs since inception.

Number of Employees

The Company’s only current employee is its sole officer, Frank Terzo, who will devote as much time as the Board of Directors determines is necessary to manage the affairs of the Company.

Reports to Security Holders

We are subject to disclosure filing requirements under the Exchange Act, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Since inception, we have had no revenues and incurred a cumulative net loss of $468,696 through June 30, 2014.  This raises substantial doubt about our ability to continue as a going concern.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities.  If we engage in business combinations that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act.  If so, we could be required to register as an investment company and could be expected to incur significant registration and compliance costs.  We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting.  We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report.  The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our principal stockholder owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Humberto Bravo beneficially owns approximately 64% of our outstanding common stock.  As a result, he will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board of Directors; (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

Our director is not considered “independent” as that term is defined in the rules of any national securities exchange.  As a result, we do not have an audit, compensation or nominating and corporate governance committee.  The functions of such committees would perform are performed by the Board of Directors as a whole.  Consequently, there is a potential conflict of interest in Board of Directors decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our common stock.

Trading in our shares of common stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

There is a limited trading market for our common stock.  There can be no assurance that a regular trading market for our securities will ever develop or that if developed it will be sustained.  The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors.  In addition, the stock market has experienced extreme price and volume fluctuations in recent years.  These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

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

Our common shares are subject to the “penny stock” rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal executive office address is 4045 Sheridan Ave., Suite 433, Miami Beach, FL 33140. The principal executive office and facilities are provided by the officer & director of the corporation. The office is used by him for other business interests and is estimated to be sufficient for our business needs for the foreseeable future.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUIOTY SECURITIES

Market Information

Our common stock currently trades on the OTC Markets Group Inc. QB Tier under the symbol URHY. There has been no active trading of our common stock during the year ended June 30, 2014 and there is no assurance that a regular trading market will ever develop.

Holders

As of the date of this report there were 21 holders of record of our Common Stock, based on information provided by our transfer agent.

Dividends

To date, we have not paid dividends on shares of our Common Stock and we do not expect to declare or pay dividends on shares of our Common Stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

On May 21, 2014, we closed a sale of $500,000 principal amount of our 10% Secured Convertible Promissory Notes (the “Convertible Promissory Notes”) to two investors in a private placement (the “Notes Offering”). We closed additional sales under the Notes Offering on June 2, 2014, to one investor for an additional $120,000, on July 15, 2014, to two investors for an aggregate of $189,000, on July 18, 2014, to one investor for $60,000, on August 15, 2014 to one investor for $30,000 and to two investors for $50,000, on October 3, 2014 to one investor for $30,000, for an aggregate total of $949,000.

The Investor Notes were offered and sold in the Notes Offering to a limited number of non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of, and Regulation S under, the Securities Act.

We paid a $50,000 finder fee to one consultant in connection with the offer and sale of the Convertible Promissory Notes in the Notes Offering.

We have used $640,000 of the net proceeds derived from our issuance of the Convertible Promissory Notes to provide bridge financing (“Bridge Financing”) to the Target Companies for working capital purposes.  The Bridge Financing is evidenced by Secured Bridge Loan Promissory Notes from the Target Companies to us.  We are using the remainder of the net proceeds of the Notes Offering for general working capital purposes.

The Convertible Promissory Notes bear interest at a rate of 10% per annum and are for a term of 8 months (“Maturity”).  The Convertible Promissory Notes are automatically convertible, subject to a 4.99% conversion blocker, upon closing of the proposed Merger with the Target Companies into units (the “Units”), at a conversion price of $0.30 per Unit.  Each Unit consists of one (1) share of our common stock, $0.001 par value per share, and a warrant to purchase one (1) share of our common stock at an exercise price of $0.35 per share for two (2) years.  Upon the closing of the proposed Merger, we will issue to each of the purchasers of the Convertible Promissory Notes warrants (the “Bridge Warrants”) to purchase a number of shares of our common stock equal to one hundred percent (100%) of the number of shares of our common stock comprising the Units, exercisable at a price of $0.35 per share, exercisable for two (2) years from the closing of the proposed Merger.  The Bridge Warrants will have weighted average anti-dilution protection.  If the proposed Merger does not close, the Convertible Promissory Notes along with accrued and unpaid interest must be repaid in full at Maturity.

Securities Authorized For Issuance Under Equity Compensation Plans

In April 2012, we adopted the 2012 Plan.   The 2012 Plan was approved by our Board of Directors and the Majority Shareholder.  In May 2014, the number of shares of our common stock reserved for issuance under the 2012 Plan was reduced to 380,000 from 7,000,000 shares.  This reduction was adopted in view of our 20 for 1 forward stock split in the form of a dividend, which, taking into account the automatic adjustment provisions for stock dividends set forth in Section 14(a)(iii) of the 2012 Plan, resulted in 7,600,000 shares of our common stock being available for grant under the 2012 Plan following effectiveness of the forward stock split. This change was approved by the Majority Shareholder on May 31, 2014.

We have not maintained any other equity compensation plans since our inception.

The following table provides information as of June 30, 2014, with respect to the shares of common stock that were available for issuance under the 2012 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	7,600,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	7,600,000

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144.  The SEC has codified and expanded this position in recent amendments by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company.  The SEC has provided an exception to this prohibition, however, if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, our existing stockholders will not be able to sell the shares pursuant to Rule 144 without registration one year after we have completed our initial business combination assuming we meet the four conditions of a former shell company stated above at such time.

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

Stock Transfer Agent

Our stock transfer agent is Island Stock Transfer, 100 2nd Ave., South, Suite 705S, St. Petersburg, FL 33701.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this Report.

The following discussion and analysis of the Company’s financial condition and results of operations is based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of fiscal 2014.  The Company expects to finance its operations primarily through one or more future financings.  However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have generated minimal operating revenues since our inception. We had an accumulated deficit of $648,696 as of June 30, 2014. Our continuation as a going concern is dependent upon future events, including our ability to identify a suitable business combination, to raise additional capital and to generate positive cash flows.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

Overview

Historically, we were engaged in the business of exploring for minerals.  In June 2013, our management determined to discontinue our minerals exploration activities and to focus on attempting to acquire other assets or business operations that would maximize shareholder value.  Although we have signed the letter of Intent with the Target Companies for the proposed merger, there is no certainty that any transactions will be consummated with the Target Companies or that any other business projects will be identified and consummated.  See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” for additional information and risks associated with our proposed business plan.

We expect that we will need to raise funds in addition to those raised in the Notes Offering in order to effectuate our business plan.  We may seek additional investors to purchase our stock or debt to provide us with additional working capital to fund our operations.  Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt.  There can be no assurance that additional capital will be available to us at all or on acceptable terms.  We may seek to raise the required capital by other means.  We may have to issue debt or equity or enter into a strategic arrangement with a third party.  We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise additional funds will have a severe negative impact on our ability to remain a viable company.  In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt.

We do not expect to generate any revenues over the next twelve months.  Our principal business objective for the next twelve months will be to consummate the Merger with the Target Companies and, if that fails, to seek, investigate and, if such investigation warrants, engage in a business combination with a different private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.  We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means.  Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.  We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $200,000.  However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Year Ended June 30, 2014, compared to Year Ended June 30, 2013

During the years ended June 30, 2014 and 2013, we did not generate any revenues. During the year ended June 30, 2014, we incurred $292,185 in general and administrative expenses and $6,422 in interest expense. During the year ended June 30, 2013 we incurred $72,417 in general and administrative expenses, $11,156 in amortization expense and $20,700 in interest expense.  For the year ended June 30, 2014 we generated $5,379 in interest income.

Liquidity and Capital Resources

Our cash in the bank at June 30, 2014 was $77.  There was $645,934 provided by financing activities for the year ended June 30, 2014.

Cash provided by financing since inception was $720,362 - $44,200 from the sale of shares, $620,000 from the sale of our Convertible Promissory Notes and $56,162 from related party loans.

We estimate our general and administrative costs will require approximately $200,000 for the fiscal year ending June 30, 2015, exclusive of any business acquisition or combination costs.  To meet these expected costs, we plan to use our existing working capital and to raise any necessary funds through loans from affiliates or others.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of Frank Terzo, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Frank Terzo, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Frank Terzo, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2014, our management, consisting of Frank Terzo, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Frank Terzo, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of June 30, 2014.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of independent directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

•
Assuming we are able to secure sufficient additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

•
We also plan to appoint one or more outside directors to our Board of Directors who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board of Directors.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2014, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Set forth in the table below is the name and age of each director and executive officer of Urban Hydroponics, Inc. as of the date of this annual report, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position(s)

Frank Terzo (1)	55	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

(1)
Mr. Terzo was appointed to his offices/positions on February 27, 2014, and is expected to hold his offices/positions until we engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Business Experience

The principal occupation and business experience during at least the past five years for our sole executive officer and director is as follows:

Frank Terzo was appointed as the Company’s sole director and its President, Treasurer and Secretary on February 27, 2014.  From 2010 to 2014 he was Co-Founder, Chairman and CEO of Viewpoint Holdings, Inc.  From 2009 to 2010 he was Director and President of Boca Tanning Club.  From 2007 to 2009 he was Director and Consultant of V1 Private Jets.  Mr. Terzo previously worked in many industries including restaurants, real estate and investment banking.

Mr. Terzo has a strong business background, which makes him well-suited to serve on our Board of Directors.

Identification of Significant Employees

We have no employees other than Frank Terzo, our sole officer.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

No executive officer or director of ours has been involved in the last ten years in any of the following:

•
Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•
Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Our common stock is registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.  Section 16(a) requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

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

Board Committees

We currently have not established any committees of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.  Our sole director performs all functions that would otherwise be performed by committees.  Given the present size of our Board of Directors it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our Board of Directors and allocate responsibilities accordingly.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended June 30, 2014 and 2013 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2014; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the fiscal year ended June 30, 2014; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended June 30, 2014 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended June 30, 2014.

Summary Compensation Table

						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Humberto Bravo	2013	0	0	0	0	0	0	0	0
Former President,	2012	0	0	0	0	0	0	0	0
Secretary, Treasurer (1)

Frank Terzo	2013	0	0	0	0	0	0	0	0
President, Secretary,	2012	0	0	0	0	0	0	0	0
Treasurer (2)

(1)	As of November 30, 2013, Mr. Bravo resigned as our sole officer and director.
(2)	As of February 27, 2014, Mr. Terzo was appointed as our sole officer and director.

Employment/Consulting Agreements

On May 15, 2014, we entered into a consulting agreement with Mr. Terzo, pursuant to which we agreed to pay Mr. Terzo a monthly fee of $6,500 for his services to us as our Chief Executive Officer.  This agreement has an effective date of March 1, 2014 and ends on February 28, 2015 (the “Initial Term”).  The agreement may be renewed thereafter by mutual consent of the parties.  If the agreement is terminated by us for any reason before the end of the Initial Term, we will be required to pay Mr. Terzo in full all unpaid compensation to the end of the Initial Term whether accrued or not yet accrued.  We will reimburse Mr. Terzo for all reasonable pre-approved out-of-pocket expenses incurred by Mr. Terzo in connection with his role as our Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Humberto Bravo (1)	—	—	—	—	—	—	—	—	—

Frank Terzo (2)	—	—	—	—	—	—	—	—	—

(1)	As of November 30, 2013, Mr. Bravo resigned as our sole officer and director.
(2)	As of February 27, 2014, Mr. Terzo was appointed as our sole officer and director.

Compensation of Directors

Our sole director is not compensated by us for acting as such.  There are no arrangements pursuant to which our sole director is or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us through June 30, 2014.

Director Compensation

Name	Fees Earned or Paid in Cash($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Humberto Bravo (1)	0	0	0	0	0	0	0

Frank Terzo (2)	0	0	0	0	0	0	0

(1)	As of November 30, 2013, Mr. Bravo resigned as our sole officer and director.
(2)	As of February 27, 2014, Mr. Terzo was appointed as our sole officer and director.

At this time, we have not entered into any employment agreements with our sole officer and director. If there is sufficient cash flow available from our future operations, we may enter into employment agreements with our sole officer and director or future key staff members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company’s voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of the Company’s common stock as of the date of this report:

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Urban Hydroponics, Inc., 4045 Sheridan Ave., Suite 433 Miami Beach, FL 33140.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Frank Terzo	0	0.0%

All directors and executive officers as a group (1 person)	0	0.0%

Humberto Bravo	22,000,000	63.9%
3707 Fifth Ave., #351
San Diego, CA 92103

(1)
Except as otherwise indicated, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed, which includes shares of common stock that such persons have the right to acquire within 60 days from October 10, 2014.

(2)	Percentages are based upon 34,400,000 shares of our common stock outstanding as of October 10, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loan from a related party is from Mr. Shafiq Nazerali.  As of June 30, 2013 the loan balance is $56,162.  All funds provided to the Company by him are unsecured and he has agreed to forego any penalties or interest should the Company be unable to repay any of the funds provided.

On May 15, 2014, The Company entered into a Consulting Agreement with Frank Terzo and Accelerated Growth Ventures (the “Consultant”). Whereas the “Consultant” has provided Chief Executive Officer, President, Treasurer and Secretary services to the Company since February 27, 2014 (March 1, 2014 the “Effective Date”) the Company agrees to a minimum term for his services of 12 months from the Effective Date with compensation of $6,500 (six thousand, five hundred dollars) per month.  The Company will reimburse the “consultant” for all reasonable pre-approved out of pocket expenses in connection with the services rendered under this agreement. The Company may terminate the “consultant” on five days prior written notice if he is unable to perform any of the duties covered by this Agreement. The “Consultant” may terminate this Agreement on thirty days prior written notice.  As of June 30, 2014, the Company had paid Mr. Terzo $9,703 under this agreement.

On May 1, 2014, the Company entered into a Consulting and Finder’s Fee Agreement with ZMAX Capital Corp., a Florida Corporation (’ZMAX), whose President and Director is Shafiq Nazerali. ZMAX is also a shareholder of this Company. Pursuant to this agreement, the Company agreed to pay ZMAX a $50,000 (fifty thousand dollars) fee in connection with the successful closing of the Company’s Notes Offering.

Effective June 1, 2014, the Company entered into a Consulting Services Agreement with ZMAX pursuant to which the Company agreed to pay ZMAX a monthly fee of $10,000 for a period of 12 months for certain management, business development, corporate finance and other related services to be provided to the Company by ZMAX.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended June 30, 2014 and 2013, is set forth in the table below:

Fee Category	Fiscal year ended June 30, 2014	Fiscal year ended June 30, 2013

Audit fees (1)	$17,800	$17,600
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$17,800	$17,600

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board of Directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our Board of Directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended June 30, 2014, were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See Index to Financial Statements immediately following the signature page of this report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are filed or furnished with or incorporated by reference in this report.

In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit	SEC Report
Number	Reference No.	Description of Exhibit

3.1	3.01	Articles of Incorporation (1)
3.2	3.1	Certificate of Amendment to Articles of Incorporation (2)
3.3	3.2	Bylaws (1)
4.1	4.1	Form of 10% Secured Convertible Promissory Note of the Registrant (3)
4.2	4.2	Bridge Loan Promissory Note in favor of the Registrant dated May 21, 2014 (3)
10.1	*	Waiver and Release Agreement Dated June 30, 2013 by and between the Registrant and Jorge Alberto Almarez
10.2	*	Waiver and Release Agreement Dated June 30, 2013 by and between the Registrant and Roca Cantera Y Marmol Canteras Acabados Finos
10.3	10.1	Form of 10% Note Securities Purchase Agreement of the Registrant (3)
10.4	10.2	Bridge Loan Agreement by and among the Registrant and the other parties thereto dated May 21, 2014 (3)
10.5	10.3	Form of General Security Agreement by and among Registrant and the other parties thereto dated as of May 21, 2014 (3)
10.6	*	Consulting and Finder’s Fee Agreement dated May 1, 2014 by and between the Registrant and ZMAX Capital Corp.
10.7	*	Consulting Agreement dated May 15, 2014 by and between the Registrant, Frank Terzo and Accelerated Growth Ventures, Inc.
10.8	*	Consulting Services Agreement dated June 1, 2014 by and between the Registrant and ZMAX Capital Corp.
21.1	*	List of Subsidiaries
31.1/31.2	*	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1/32.2	*	Certifications of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS**	101.INS**	XBRL Instance Document
101.SCH**	101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	To be filed by amendment.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC (SEC File Number 333-171307) on December 21, 2010.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC (SEC File Number 000-54118) on July 9, 2014.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC (SEC File Number 000-54118) on May 28, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN HYDROPONICS, INC.

October 14, 2014	By:	/s/ Frank Terzo
Frank Terzo, President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Terzo	Director	October 14, 2014
Frank Terzo

URBAN HYDROPONICS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2014

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F–2
Balance Sheets	F–3
Statements of Operations	F–4
Statements of Changes in Stockholders’ Equity	F–5
Statements of Cash Flows	F–6
Notes to the Financial Statements	F–7

GEORGE STEWART, CPA
316 17TH AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Urban Hydroponics, Inc.

I have audited the accompanying balance sheets of Urban Hydroponics Inc. (A Development Stage Company) as of June 30, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2014 and 2013 and for the period from May 13, 2005 (inception), to June 30, 2014.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Hydroponics Inc., (A Development Stage Company) as of June 30, 2014 and 2013, and the results of its operations and cash flows for the years ended June 30, 2014 and 2013 and the period from May 13, 2005 (inception), to June 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 3 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart
Seattle, Washington
October 13, 2014

URBAN HYDROPONICS, INC.
(f/k/a PLACER DEL MAR, LTD.)
(A Development Stage Company)
Balance Sheets
(Stated in U.S.Dollars)

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77	$-
Bridge Loans	520,000	-
Bridge loans accrued interest	5,379	-
Total current assets	525,456	-

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$267,368	$101,039
Secured loans	620,000
Secured loans accrued interest	6,422
Loan from related party	56,162	30,228
Total current liabilities	949,952	131,267

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 authorized;
none issued at June 30, 2014 and June 30, 2013 respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares
authorized; 34,400,000 shares issued and outstanding at
June 30, 2014 and 1,720,000 at June 30, 2013 respectively	34,400	34,400
Additional paid-in capital	9,800	9,800
Deficit accumulated during development stage	(468,696)	(175,467)
TOTAL STOCKHOLDERS' EQUITY	(424,496)	(131,267)

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$525,456	$-

See Notes to Financial Statements

URBAN HYDROPONICS, INC.
(F/K/A PLACER DEL MAR, LTD.)
(A Development Stage Company)
Statements of Operations

			Inception
			May 13, 2005
	Year Ended	Year Ended	through
	June 30, 2014	June 30, 2013	June 30, 2014

REVENUES
Revenues	$-	$-	$197,927
TOTAL REVENUES	-	-	197,927

OPERATING COSTS
Exploration expense	-	-	58,174
Amortization of mineral rights license	-	11,156	28,818
Administrative expenses	292,185	72,417	571,980
TOTAL OPERATING COSTS	292,185	83,573	658,972

OTHER EXPENSE
Interest expense	6,422	20,700	59,712
TOTAL OTHER EXPENSE	6,422	20,700	59,712

OTHER INCOME/EXPENSE
Other income
Interest income	5,379	-	5,379
Ordinary gain from June 30,2013 liability write-off	-	46,682	46,682
TOTAL OTHER INCOME/EXPENSE	5,379	46,682	52,061

NET INCOME(LOSS)	$(293,228)	$(57,591)	$(468,696)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,400,000	34,400,000

See Notes to Financial Statements

URBAN HYDROPONICS, INC.
(F/K/A PLACER DEL MAR, LTD.)
(A Development Stage company)
Statements of Changes in  Stockholder's Equity(Deficit)
From May 13, 2005 (Inception) through June 30, 2014

				Deficit
		Common		Accumulated
	Common	Stock	Additional	During
	Stock	Amount	Paid-in Capital	Exploration Stage	Total

Balance May 13, 2005	-	$-	$-	$-	$-
Stock issued for cash on May 20, 2005 at $0.001 per share	20,000,000	20,000	(10,000)	-	10,000
Stock issued for cash on June 14, 2005 at $0.001 per share	8,400,000	8,400	(4,200)	-	4,200
Stock issued for cash on June 30, 2005 at $0.001 per share	4,000,000	4,000	16,000	-	20,000
Net loss June 30, 2005				(3,500)	(3,500)
Balance June 30 2005	1,620,000	$32,400	$1,800	$(3,500)	$30,700
Stock issued for services on May 22, 2006 at $0.01 per share	2,000,000	2,000	8,000	-	10,000
Net loss June 30, 2006				(25,885)	(25,885)
Balance, June 30, 2006	3,620,000	34,400	9,800	(29,385)	14,815
Net loss June 30, 2007				(29,105)	(29,105)
Balance June 30, 2007	3,620,000	34,400	9,800	(58,490)	(14,290)
Net loss June 30, 2008				(18,023)	(18,023)
Balance June 30, 2008	3,620,000	34,400	9,800	(76,513)	(32,313)
Net loss June 30, 2009				(24,649)	(24,649)
Balance June 30, 2009	3,620,000	34,400	9,800	(101,162)	(56,962)
Net Loss June 30, 2010				(10,646)	(10,646)
Balance June 30, 2010	3,620,000	34,400	9,800	(111,808)	(67,608)
Net profit June 30, 2011				100,100	100,100
Balance June 30, 2011	3,620,000	34,400	9,800	(11,708)	32,492
Net loss June 30, 2012				(106,168)	(106,168)
Balance June 30, 2012	3,620,000	34,400	9,800	(117,876)	(73,676)
Net loss June 30, 2013				(57,591)	(57,591)
Balance June 30, 2013	3,620,000	34,400	9,800	(175,467)	(131,267)
Net loss June 30,2014				(293,228)	(293,228)
Balance June 30, 2014	3,620,000	34,400	9,800	(468,696)	(424,496)

See Notes to Financial Statements

URBAN HYDROPONICS, INC.
(F/K/A PLACER DEL MAR, LTD.)
(A Development Stage Company)
Statements of Cash Flows
(Stated in U.S.Dollars)

			Inception
			May 13, 2005
	Year Ended	Year Ended	Through
	June 30, 2014	June 30, 2013	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(293,228)	$(57,591)	$(468,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Discount of long term liabilities	-	(174,797)	-
Amortization of mineral rights license	-	-	-
Bridge Loans	(520,000)		(520,000)
(Accrued Interest bridge loans)	(5,379)	-	(5,379)
Changes in operating assets and liabilities:
Accounts receivable	-	127,927	-
Accounts payable and accrued expenses	172,750	41,100	273,790
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(645,857)	(63,361)	(720,285)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	25,934	30,228	56,162
Proceeds of loan from shareholder		(92,500)
Proceeds from secured promissory notes	620,000		620,000
Issuance of common stock	-	-	44,200
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	645,934	(62,272)	720,362

NET INCREASE (DECREASE) IN CASH	77	(1,089)	77

CASH AT BEGINNING OF PERIOD	-	1,089	-
	77

CASH AT END OF PERIOD	$77	$-	$77

NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Increase in mining rights license and long-term liabilities	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Notes to Financial Statements

URBAN HYDROPONICS, INC.
(F/K/A PLACER DEL MAR, LTD.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Urban Hydroponics, Inc. (the “Company”) was incorporated in the State of Nevada on May 13, 2005 as Placer Del Mar, Ltd.  The Company’s year-end is June 30.  The Company is “A Development Stage Company” as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 918, Development Stage Entities. The Company obtained a mineral rights option agreement on June 3, 2005.  The Company’s inception date was May, 13th 2005.  The Company began operations in September of 2006 and had ongoing operations and spent $366,786 to confirm viable minerals within the claim. These funds were expensed due to PCAOB and GAAP rules.

On December 8, 2010 the Company entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican Shellstone-Limestone (“Conchuela”) on the property.  As of June 30, 2013 the Company had reported revenue of $197,927 from the Conchuela extraction.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.

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

URBAN HYDROPONICS, INC.
(F/K/A PLACER DEL MAR, LTD.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014

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

Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

URBAN HYDROPONICS, INC.
(F/K/A PLACER DEL MAR, LTD.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC No. 855 “Subsequent Events”. ASC No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC No. 855 was effective for interim or annual financial periods ending after June 15, 2009.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company reported no revenue for the years ended June 30, 2014 and 2013, respectively, and $197,927 from inception, the Company has generated net losses of $468,696 during the period from May 13, 2005 (inception) to June 30, 2014.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings.  Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain.  There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property.  The officer/director of the Company is involved in other businesses.  This could create a conflict between the Company and his other business interests.  The Company has not formulated a policy for the resolution of such a conflict should one arise.

Loan from a related party is from Mr. Shafiq Nazerali.  As of June 30, 2014 the loan balance is $56,162.  All funds provided to the Company by him are unsecured and he has agreed to forego any penalties or interest should the Company be unable to repay any of the funds provided.

On May 15, 2014, The Company entered into a Consulting Agreement (the “Agreement”) with Frank Terzo and Accelerated Growth Ventures (the “Consultant”) . Whereas the “Consultant” has provided Chief Executive Officer, President, Treasurer and Secretary services to the Company since February 27, 2014 (March 1, 2014 the “Effective Date”) the Company agrees to a minimum term for his services of 12 months from the “effective date” with compensation of $6,500 (six thousand, five hundred dollars) per month.
The Company will reimburse the “consultant” for all reasonable pre-approved out of pocket expenses in connection with the services rendered under this agreement.

URBAN HYDROPONICS, INC.
(F/K/A PLACER DEL MAR, LTD.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014

NOTE 4. RELATED PARTY TRANSACTION (continued)

The Company may terminate the “consultant” on five days prior written notice if he is unable to perform any of the duties covered by this Agreement. The “Consultant” may terminate this Agreement on thirty days prior written notice.

On May 1, 2014, the Company entered into a Consulting and Finder’s Fee Agreement with ZMAX Capital Corp., a Florida Corporation (the “Finder”) whose President and Director is Shafiq Nazerali. ZMAX is also a shareholder of this Company. According to the terms of this agreement, the Company agreed to pay ZMAX a $50,000 (fifty thousand dollars) fee in connection with the successful closing of the Company’s Notes Offering.

Effective June 1, 2014, the Company entered into a Consulting Services Agreement with ZMAX pursuant to which the Company agreed to pay ZMAX a monthly fee of $10,000 for a period of 12 months for certain management, business development, corporate finance and other related services to be provided to the Company by ZMAX.

NOTE 5. INCOME TAXES

As of June 30, 2014

Deferred tax assets:
Net operating tax carryforward	$468,696
Tax rate	34%
Gross deferred tax assets	159,357
Valuation allowance	(159,357)

Net deferred tax assets	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. NET OPERATING LOSSES

As of June 30, 2014, the Company has a net operating loss of $468,696.  Net operating loss expires twenty years from the date the loss was incurred.

NOTE 7. STOCK TRANSACTIONS

On May 20, 2005 the Company issued 20,000,000 shares of common stock for cash at $0.01 per share (post-split basis).

On June 14, 2005 the Company issued 8,400,000 shares of common stock for cash at $0.01 per share (post-split basis).

On June 30, 2005 the Company issued 4,000,000 shares of common stock for cash at $0.10 per share (post-split basis).

On May 22, 2006 the Company issued 2,000,000 shares of common stock for services at $0.10 per share (post-split basis).

URBAN HYDROPONICS, INC.
(F/K/A PLACER DEL MAR, LTD.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014

NOTE 7. STOCK TRANSACTIONS (continued)

On May 28, 2014, the Board of Directors of the Company approved a 20-for-1 forward stock split on its common stock outstanding in the form of a dividend, with a Record Date of June 19, 2014.   This stock split in the form of a dividend will entitle each common stock shareholder as of the Record Date to receive nineteen (19) additional shares of common stock for each one (1) share owned.  Additional shares issued as a result of the stock split will be distributed on the Payment Date.  Shareholders do not need to exchange existing stock certificates and will receive a new certificate reflecting the newly issued shares.

On May 31, 2014, our Majority Stockholder approved an amendment (the “2012 Plan Amendment”) to our 2012 Equity Incentive Plan (the “2012 Plan”).  Pursuant to the 2012 Plan Amendment, the number of shares of our common stock reserved for issuance under the 2012 Plan has been reduced to 380,000 from 7,000,000 shares.  This reduction was adopted in view of our planned 20 for 1 forward stock split in the form of a dividend (discussed below), which, taking into account the automatic adjustment provisions for stock dividends set forth in Section 14(a)(iii) of the 2012 Plan, will result in 7,600,000 shares of our common stock being available for grant under the 2012 Plan following effectiveness of the proposed forward stock split.

As of June 30, 2014 the Company had 34,400,000 shares of common stock issued and outstanding.

Unregistered Sale of Equity Securities

On May 21, and June 4, 2014 respectively, Placer Del Mar Ltd. (the “Registrant”), closed on the offer and sale of $500,000 and $120,000 principal amounts of its 10% Secured Convertible Promissory Notes (the “Investor Notes”) to three investors (the “Investors”).  The Investor Notes were offered and sold in a private placement (the “Notes Offering”) to a limited number of accredited investors and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of, and Rule 506 of Regulation D and Regulation S under, the Securities Act.  There may be additional closings on the Investor Notes, up to an aggregate principal amount of $1,000,000.

The Registrant used $520,000 of the gross proceeds derived from its issuance of the Investor Notes to provide bridge financing (“Bridge Financing”) to Urban Cultivator Inc., a British Colombia corporation (“UC”), BC Northern Lights Enterprises Ltd., a British Colombia corporation (“BCNL”), and W3 Metal Inc., a British Colombia corporation (“W3,” and together with UC and BCNL, “Borrowers”) for working capital purposes.  The Bridge Financing is evidenced by a Secured Bridge Loan Promissory Note from the Borrowers to the Registrant (the “Bridge Note”).

The Registrant and the Borrowers have entered into a term sheet dated May 5, 2014 (the “Term Sheet”), pursuant to which it is contemplated that a newly-formed, wholly-owned subsidiary of the Registrant will merge with and into the Borrowers (the “Merger”), as a result of which the Registrant will acquire all of the issued and outstanding capital stock of the Borrowers and the Borrowers will become wholly-owned subsidiaries of the Registrant.  The Borrowers are private companies engaged in the business of manufacturing and selling commercial and residential hydroponic growing systems.  At this stage, no definitive terms have been agreed to with respect to the proposed Merger.  Neither the Registrant nor the Borrowers is currently bound to proceed with the Merger and there can be no assurance that the Merger will take place.  The Bridge Financing to the Borrowers was completed as contemplated by the Term Sheet.

URBAN HYDROPONICS, INC.
(F/K/A PLACER DEL MAR, LTD.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014

NOTE 7.  STOCK TRANSACTIONS (continued)

The Investor Notes bear interest at a rate of 10% per annum and are for a term of 8 months (“Maturity”).  The Investor Notes are automatically convertible, subject to a 4.99% conversion blocker, upon closing of the Merger into units (the “Units”), at a conversion price of $0.30 per Unit.  Each Unit consists of one (1) share of the Registrant’s common stock, $0.001 par value per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock at an exercise price of $0.35 per share for two (2) years. The shares of Common Stock that would be issued as a result of conversion of the Notes (and upon exercise of the related warrants) carry certain registration rights.  Upon the closing of the Merger, the Registrant shall issue to each of the Investors warrants (the “Bridge Warrants”) to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of shares of Common Stock comprising the Units, exercisable at a price of $0.35 per share, exercisable for two (2) years from the closing of the Merger.  The Bridge Warrants will have weighted average anti-dilution protection.  If the Merger does not close, the Investor Notes must be repaid.

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

The Investor Notes contain customary events of default and include a default by the Borrowers under the Bridge Note.  If the Registrant defaults under the Investor Notes, the full principal amount of the Investor Notes will, at the Investor’s option, become immediately due and payable in cash.  In addition, upon an event of default, the Investor Notes will begin to bear interest at a rate of 12% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

A default by Borrowers under the Bridge Note, including but not limited to the failure to repay the Bridge Note at Maturity if the Merger doesn’t close, will cause the full principal amount of the Bridge Note, at the Registrant’s option, to become immediately due and payable in cash.  In addition, upon an event of default, the Bridge Note will begin to bear interest at a rate of 12% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, which interest rate will continue until all defaults are cured.

The Registrant has agreed to pay a finder a fee of $50,000 for introducing the Investors to the Registrant.
In addition to the Notes Offering, the Registrant intends to engage in an additional private placement of the Units for at least an additional $2,500,000 in gross proceeds to the Registrant (the “Subsequent Offering”).  The closing of the Subsequent Offering and the closing of the Merger is each a condition precedent to the other.

NOTE 8.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2014:

•	Preferred stock, $ 0.001 par value; 10,000,000 shares authorized; none issued.

•	Common stock, $ 0.001 par value: 300,000,000 shares authorized; 34,400,000 shares issued and outstanding.

URBAN HYDROPONICS, INC.
(F/K/A PLACER DEL MAR, LTD.)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014

NOTE 9.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2014 up through date the Company issued these financial statements.  During this period, the Company reports the following;

The Company filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada on July 7, 2014 to effect the name change to Urban Hydroponics, Inc.  FINRA advised the Company on July 9, 2014 that the name change and the requested change of the Company’s trading symbol will take effect at the open of business on July 10, 2014 (the “Effective Date”).  At the open of trading on the Effective Date, the Company’s trading symbol will change to “URHY”.

In addition to the name change, the Amended and Restated Articles of Incorporation increased the Company’s authorized capital stock from 50,000,000 shares of common stock to 300,000,000 shares of common stock and from no shares of undesignated, “blank check” preferred stock to 10,000,000 shares of such preferred stock.  The par value of each of these classes of stock is $0.001 per share.

The Company sold 8 Month, 10% Secured Convertible Promissory Notes to the following on different dates and raised the following funds: The terms and conditions of said Notes are identical with those issued under “Unregistered Sale of Equity Securities”  in NOTE # 7.

1) 7/16/14	$189,000

2) 7/18/14	60,000

3) 8/15/14	30,000

4) 10/3/14	50,000

Total	$329,000

On July 16, 2014, the Company made the following 8 month 10% Secured "Bridge Loan" to Urban Cultivator Inc. for $120,000 subject to the same terms and conditions of those issued under “Unregistered Sale of Equity Securities”, in NOTE # 7.