Form 10-K/A
period 2014-06-30
Urban Hydroponics, Inc.
filed 2014-10-21
CIK 1336282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on October 14, 2014, (i) to correct a few minor disclosure items, including an update to the Part III, Item 12 beneficial ownership table, and (ii) to include the XBRL file exhibits required by Rule 405 of Regulation S-T.

Other than the aforementioned, no other material changes have been to the Form 10-K.  This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-K, have been amended, restated and re-executed as of the date of this Amendment and are included as Exhibits 31.1/31.2 and 32.1/32.2 hereto.

i

URBAN HYDROPONICS, INC.

ii

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

Our Certificate of Incorporation, as amended, authorizes the issuance of 300,000,000 shares of common stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Stock Transfer Agent

Our stock transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760.

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

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Frank Terzo	0	0.0%

All directors and executive officers as a group (1 person)	0	0.0%

Humberto Bravo	22,000,000	63.9%
3707 Fifth Ave., #351
San Diego, CA 92103

Joe T. Eberhard	2,400,000	7.0%
Weiherweg 2
Ruschlikon CH - 8803

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

Exhibit	SEC Report
Number	Reference No.	Description of Exhibit

3.1	3.01	Articles of Incorporation (1)
3.2	3.1	Certificate of Amendment to Articles of Incorporation (2)
3.3	3.2	Bylaws (1)
4.1	4.1	Form of 10% Secured Convertible Promissory Note of the Registrant (3)
4.2	4.2	Bridge Loan Promissory Note in favor of the Registrant dated May 21, 2014 (3)
10.1	10.1	Waiver and Release Agreement Dated June 30, 2013 by and between the Registrant and Jorge Alberto Almarez (4)
10.2	10.2	Waiver and Release Agreement Dated June 30, 2013 by and between the Registrant and Roca Cantera Y Marmol Canteras Acabados Finos (4)
10.3	10.1	Form of 10% Note Securities Purchase Agreement of the Registrant (3)
10.4	10.2	Bridge Loan Agreement by and among the Registrant and the other parties thereto dated May 21, 2014 (3)
10.5	10.3	Form of General Security Agreement by and among Registrant and the other parties thereto dated as of May 21, 2014 (3)
10.6	10.6	Consulting and Finder’s Fee Agreement dated May 1, 2014 by and between the Registrant and ZMAX Capital Corp. (4)
10.7	10.7	Consulting Agreement dated May 15, 2014 by and between the Registrant, Frank Terzo and Accelerated Growth Ventures, Inc. (4)
10.8	10.8	Consulting Services Agreement dated June 1, 2014 by and between the Registrant and ZMAX Capital Corp. (4)
21.1	21.1	List of Subsidiaries (4)
31.1/31.2	*	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1/32.2	*	Certifications of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS**	101.INS*	XBRL Instance Document
101.SCH**	101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL**	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC (SEC File Number 333-171307) on December 21, 2010.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC (SEC File Number 000-54118) on July 9, 2014.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC (SEC File Number 000-54118) on May 28, 2014.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC (SEC File Number 000-54118) on October 14, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN HYDROPONICS, INC.

October 21, 2014	By:	/s/ Frank Terzo
Frank Terzo, President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Terzo	Director	October 21, 2014
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