Form 10-Q
period 2014-09-30
Urban Hydroponics, Inc.
filed 2014-11-19
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2014

                        Commission File Number 000-54118


                             URBAN HYDROPONICS, INC.
                (Name of registrant as specified in its charter)

       Nevada                                                   72-1600437
(State of Incorporation)                                (IRS Employer ID Number)

                          224 Datura Street, Suite 505
                            West Palm Beach, FL 33401
                                 (561) 543-8882
          (Address and telephone number of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,400,000 shares of common stock, par value $0.001, as of November 14, 2014

                                TABLE OF CONTENTS

                                    FORM 10-Q
                             URBAN HYDROPONICS, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

          Condensed Balance Sheets at September 30, 2014 (Unaudited)
          and December 30, 2013                                               4

          Condensed Statements of Operations for the Three Months Ended
          September 30, 2014 and 2013 (Unaudited)                             5

          Condensed Statements of Cash Flows for the Three Months Ended
          September 30, 2014 and 2013 (Unaudited)                             6

          Notes to the Condensed Financial Statements as of
          September 30, 2014 (Unaudited)                                      7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         17

Item 4.   Controls and Procedures                                            17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  19

Item 1A.  Risk Factors                                                       19

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        19

Item 3.   Defaults Upon Senior Securities                                    19

Item 4.   Mine Safety Disclosure                                             19

Item 5.   Other Information                                                  19

Item 6.   Exhibits                                                           20

SIGNATURES                                                                   21

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on October 14, 2014, as amended by our Form 10-K/A, filed with the SEC on October 21, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                             URBAN HYDROPONICS, INC.
                          (f/k/a PLACER DEL MAR, LTD.)
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------

                                                                  Three Months Ended         Year Ended
                                                                  September 30, 2014       June 30, 2014
                                                                  ------------------       -------------
                                                                     (Unaudited)             (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $    101,970           $         77
  Bridge Loans                                                            640,000                520,000
  Bridge loans accrued interest                                            24,299                  5,379
                                                                     ------------           ------------
TOTAL CURRENT ASSETS                                                      766,269                525,456
                                                                     ------------           ------------

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $    247,124           $    267,368
  Secured loans                                                         1,001,000                620,000
  Secured loans accrued interest                                           28,671                  6,422
  Loan from related party                                                  56,162                 56,162
                                                                     ------------           ------------
TOTAL CURRENT LIABILITIES                                               1,332,957                949,952
                                                                     ------------           ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 10,000,000 authorized;
   none issued at September 30, 2014 and June 30, 2014                         --                     --
  Common stock, $0.001 par value, 300,000,000 shares
   authorized; 34,400,000 shares issued and outstanding at
   September 30, 2014 and June 30, 2014                                    34,400                 34,400
  Additional paid-in capital                                                9,800                  9,800
  Deficit accumulated during development stage                           (610,889)              (468,696)
                                                                     ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                               (566,689)              (424,496)
                                                                     ------------           ------------

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY                          $    766,269           $    525,456
                                                                     ============           ============


                        See Notes to Financial Statements

                             URBAN HYDROPONICS, INC.
                          (F/K/A PLACER DEL MAR, LTD.)
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------


                                             Three Months Ended       Three Months Ended         Year Ended
                                             September 30, 2014       September 30, 2013       June 30, 2014
                                             ------------------       ------------------       -------------
                                                 (Unaudited)              (Unaudited)            (Audited)
REVENUES
  Revenues                                      $         --             $         --           $         --
                                                ------------             ------------           ------------
TOTAL REVENUES                                            --                       --                     --
                                                ------------             ------------           ------------
OPERATING COSTS
  Exploration expense                                     --                       --                     --
  Amortization of mineral rights license                  --                       --                     --
  Administrative expenses                            138,864                    8,314                292,185
                                                ------------             ------------           ------------
TOTAL OPERATING COSTS                                138,864                    8,314                292,185
                                                ------------             ------------           ------------
OTHER EXPENSE
  Interest expense                                    22,249                       --                  6,422
                                                ------------             ------------           ------------
TOTAL OTHER EXPENSE                                   22,249                       --                  6,422
                                                ------------             ------------           ------------
OTHER INCOME/EXPENSE
  Other income
    Interest income                                   18,920                       --                  5,379
    Ordinary gain from June 30,2013
     liability write-off                                  --                       --                     --
                                                ------------             ------------           ------------
TOTAL OTHER INCOME/EXPENSE                            18,920                       --                  5,379
                                                ------------             ------------           ------------

NET INCOME(LOSS)                                $   (142,193)            $     (8,314)          $   (293,228)
                                                ============             ============           ============
BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                                      $      (0.00)            $      (0.00)                 (0.00)
                                                ============             ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        34,400,000               34,400,000             34,400,000
                                                ============             ============           ============


                        See Notes to Financial Statements

                             URBAN HYDROPONICS, INC.
                          (F/K/A PLACER DEL MAR, LTD.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in U.S.Dollars)
--------------------------------------------------------------------------------


                                                          Three Months Ended       Three Months Ended         Year Ended
                                                          September 30, 2014       September 30, 2013       June 30, 2014
                                                          ------------------       ------------------       -------------
                                                              (Unaudited)              (Unaudited)            (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                           $ (142,193)              $   (8,314)            $ (293,228)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long term liabilities                               --                       --                     --
     Amortization of mineral rights license                          --                       --                     --
     Bridge Loans                                              (120,000)                      --               (520,000)
     (Accrued Interest bridge loans)                            (18,919)                      --                 (5,379)
  Changes in operating assets and liabilities:
     Accounts receivable                                             --                       --                     --
     Accounts payable and accrued expenses                        2,005                    6,194                172,750
                                                             ----------               ----------             ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (279,107)                  (2,120)              (645,857)
                                                             ----------               ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                       --                     --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from related party                              --                    2,120                 25,934
  Proceeds of loan from shareholder                                  --                       --
  Proceeds from secured promissory notes                        381,000                       --                620,000
  Issuance of common stock                                           --                       --                     --
                                                             ----------               ----------             ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             381,000                    2,120                645,934
                                                             ----------               ----------             ----------

NET INCREASE (DECREASE) IN CASH                                 101,893                       --                     77

CASH AT BEGINNING OF PERIOD                                          77                       --                     --
                                                             ----------               ----------             ----------

CASH AT END OF PERIOD                                        $  101,970               $       --             $       77
                                                             ==========               ==========             ==========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES
  Increase in mining rights license and long-term
   liabilities                                               $       --               $       --             $       --

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
   Interest                                                  $       --               $       --             $       --
                                                             ==========               ==========             ==========

   Income Taxes                                              $       --               $       --             $       --
                                                             ==========               ==========             ==========


                        See Notes to Financial Statements

                             URBAN HYDROPONICS, INC
                          (F/K/A PLACER DEL MAR, LTD.)
                         (An Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            As At September 30, 2014
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Urban Hydroponics, Inc. (the "Company") (f/k/a) Placer Del Mar, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Urban Hydroponics' Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K, for the year ended June 30, 2014, have been omitted. It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $197,927 during the period from May 13, 2005 (inception) to September 30, 2014, the Company generated a net loss of $610,889 during the same period. This condition raises substantial doubt about the Company's ability to continue as a going concern. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for operations; this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic
915. The Company has adopted this standard and will not report inception to date financial information.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

                             URBAN HYDROPONICS, INC
                          (F/K/A PLACER DEL MAR, LTD.)
                         (An Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            As At September 30, 2014
                                   (Unaudited)


In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation -- Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation -- Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements--Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4. LOAN FROM SHAREHOLDER

Loan from shareholder represents funds loaned to the company by an officer and director. As of September 30, 2014 the loan balance is $56,162. The funds provided to the Company are unsecured and he has agreed to forego any penalties or interest should the Company be unable to repay any funds provided.

NOTE 5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2014 up through date the Company issued these financial statements and determined there were the following reportable events:

                             URBAN HYDROPONICS, INC
                          (F/K/A PLACER DEL MAR, LTD.)
                         (An Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            As At September 30, 2014
                                   (Unaudited)


On October 8th and 9th 2014, the Company sold 8 Month, 10% Secured Convertible Promissory Notes (the "Investor Notes") in the amount of $195,000.

On October 10, 2014, the Company made an 8 month 10% Secured "Bridge Loan" to Urban Cultivator Inc. and related companies (the "Borrowers", also referred to below as the "Target Companies") for $240,000.

On May 5, 2014, Valor Invest Ltd. ("Valor"), on the Company's behalf, entered into a non-binding term sheet (the "Term Sheet"), pursuant to which it was contemplated that a newly-formed, Canadian wholly-owned subsidiary of the Registrant would merge with and into the Borrowers (the "Merger"), as a result of which the Company would acquire all of the issued and outstanding capital stock of the Borrowers and the Borrowers would become wholly-owned subsidiaries of the Registrant through its Canadian subsidiary. The Borrowers are private companies engaged in the business of manufacturing and selling commercial and residential hydroponic growing systems. On October 3, 2014, the Term Sheet was replaced by a binding LOI (defined and discussed below) between the Company and the Borrowers. At this stage, there can be no assurance that the Merger will take place. The Bridge Financing (defined below) to the Borrowers was completed as contemplated by the Term Sheet and the LOI.

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

The Investor Notes and the Bridge Notes (defined below) are secured by all of the assets of the Borrowers. This security interest is subordinated to that of a certain bank providing an existing credit facility to the Borrowers.

The Bridge Notes are for a term of 8 months from the initial closing of the Bridge Financing, and bears interest at the rate of 10% per annum. All obligations under the Bridge Notes will be deemed repaid in full and canceled upon the closing of the Merger.

The Investor Notes contain customary events of default and include a default by the Borrowers under the Bridge Notes. If the Registrant defaults under the Investor Notes, the full principal amount of the Investor Notes will, at the Investor's option, become immediately due and payable in cash. In addition, upon an event of default, the Investor Notes will begin to bear interest at a rate of 12% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

                             URBAN HYDROPONICS, INC
                          (F/K/A PLACER DEL MAR, LTD.)
                         (An Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            As At September 30, 2014
                                   (Unaudited)


A default by Borrowers under the Bridge Notes, including but not limited to the failure to repay the Bridge Notes at Maturity if the Merger doesn't close, will cause the full principal amount of the Bridge Notes, at the Registrant's option, to become immediately due and payable in cash. In addition, upon an event of default, the Bridge Notes will begin to bear interest at a rate of 12% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, which interest rate will continue until all defaults are cured.

On October 3, 2014, the Company entered into a binding letter of intent (the "LOI") with 0838373 B.C. Ltd. ("Numbered Company"), Urban Cultivator Inc., a British Colombia corporation ("UC"), BC Northern Lights Enterprises Ltd., a British Colombia corporation ("BCNL"), and W3 Metal Inc., a British Colombia corporation ("W3," and together with Numbered Company, UC and BCNL, the "Target Companies"). This LOI replaced the non-binding term sheet (the "Term Sheet") dated May 5, 2014 entered into between Valor and the Target Companies relating to the Merger.

Pursuant to the LOI, it is contemplated that a newly-formed, wholly-owned Canadian subsidiary ("Subco") of the Company will merge with and into the Target Companies, as a result of which the Target Companies will become wholly-owned subsidiaries of the Company. The Merger will be conducted in a tax-efficient manner under the tax laws of Canada and the United States, and pursuant to which all of the outstanding shares of capital stock of the Target Companies will be cancelled in exchange for exchangeable shares of Subco (the "Exchangeable Shares"), which Exchangeable Shares must be exchanged by the holders thereof into shares of common stock, par value $0.001 per share (the "Common Stock"), of the Company on or before October 30, 2019. The Target Companies are private companies engaged in the business of manufacturing and selling commercial and residential hydroponic growing systems.

The Merger is subject to the completion and delivery by the Target Companies to the Company, and the acceptance as satisfactory by the Company, of two year audited consolidated financial statements of the Target Companies. Additionally, the binding nature of the LOI is contingent upon the Company delivering to the Target Companies by October 31, 2014 (or by November 7, 2014 at the latest), an additional $120,000 in Bridge Financing (as defined and discussed in detail below).

The Merger is expected to close on or before November 30, 2014, although there can be no assurance that this will, in fact, happen.

Pursuant to the terms of the LOI, the Company agreed to provide additional bridge financing (the "Bridge Financing") to the Target Companies on the last day of each of the months of September and October 2014 in the amount of $120,000 per month, on the terms discussed below. The Company delivered the September $120,000 Bridge Financing installment to the Target Companies on October 15, 2014. Pursuant to the Term Sheet, between May 5, 2014 and October 9, 2014, the Company had loaned to the Target Companies an aggregate of $760,000 in Bridge Financing. To finance the Bridge Financing, to date the Company has sold an aggregate of $1,196,000 of its 10% Secured Convertible Promissory Notes (the "Investor Notes").

The Company has used $880,000 of the gross proceeds derived from its sale and issuance of the Investor Notes to provide the Bridge Financing to the Target Companies for working capital purposes. The Bridge Financing is evidenced by Secured Bridge Loan Promissory Notes (the "Bridge Notes") from UC, BCNL and W3 (the "Borrowers") to the Company. The Investor Notes and the Bridge Notes are secured by all of the assets of the Borrowers. This security interest is subordinated to that of a certain bank providing an existing credit facility to the Borrowers. The Bridge Notes are for a term of 8 months from the particular closings of the Bridge Financing pursuant to which the specific Bridge Notes were issued. The Bridge Notes bear interest at the rate of 10% per annum. All

                             URBAN HYDROPONICS, INC
                          (F/K/A PLACER DEL MAR, LTD.)
                         (An Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            As At September 30, 2014
                                   (Unaudited)


obligations under the Bridge Notes will be deemed repaid in full and canceled upon the closing of the Merger. If the Merger does not close, the Bridge Notes must be repaid in full, with interest, by the Borrowers.

In addition to the sale of the Investor Notes and pursuant to the terms of the LOI, the Company intends to engage in a private placement of its Units (defined below) for at least an additional $1,500,000 in gross proceeds to the Company (the "Subsequent Offering"). The closing of the Subsequent Offering and the closing of the Merger is each a condition precedent to the other and both are planned and expected to close concurrently.

As of the closing of the Merger and pursuant to the terms of the LOI, the existing shareholders of the Company will retain 12,400,000 shares of Common Stock, after giving effect to a split-off of the Company's legacy business and the related contribution by the Company's current majority shareholder, and cancellation of, 22,000,000 shares of Common Stock. The Target Companies will receive 32,000,000 Exchangeable Shares which will be exchangeable for a like number of shares of Common Stock. The Exchangeable Shares will be issued pro rata, 5,000,000 shares to the shareholders of UC and 27,000,000 shares to the shareholders of 0838373 B.C. Ltd., the sole shareholder of BCNL and W3. Holders of the Investor Notes and purchasers of the Units will receive an aggregate of 10,000,000 shares of Common Stock and warrants to purchase an additional
15,000,000 shares of Common Stock. Brokers and finders may receive warrants to purchase up to an aggregate of approximately 2,000,000 shares of Common Stock.

As an incentive to provide ongoing assistance with the management of the Company post-Merger, the Company will allot to Tarren Wolfe, the principal stockholder and officer of the Target Companies, or his designated assigns, an additional 10,000,000 restricted shares (the "Earn-Out Shares") of Common Stock for allocation and release annually over a period of 5 years starting with fiscal 2015 and ending with fiscal 2019, with the first such release to occur following completion of the Company's post-Merger 2015 audited financial statements, on the basis of one (1) share of Common Stock to be issued for each $5 of revenue earned in such fiscal year.

Upon the closing of the Merger, the Board of Directors of the Company (the "Board") will consist of five (5) members, at least three (3) of whom will be independent. Two (2) of the independent directors will be nominated by Valor and the Target Companies upon mutual agreement and one (1) of the independent directors will be nominated by TarrenWolfe. The remaining two (2) directors will be Tarren Wolfe, who will also be nominated as Chairman, and Eric Sloan. After the Merger closing, the Board will appoint a Chief Financial Officer and head of sales and marketing reasonably acceptable to all members of the Board. Frank Terzo, the Company's current sole officer and director will resign upon the Mergerclosing. The new executive officers of the Company and certain other designated employees will enter into employment agreements with the Company effective as of the closing of the Merger.

The holders of the Investor Notes, Bridge Warrants (defined below) and Units will have certain demand registration rights and, under certain circumstances, the holders of the shares of Common Stock issuable upon exchange of the Exchangeable Shares and the recipients of the Earn-Out Shares may have demand registration rights as well.

Through October 9, 2014, the Company has conducted a number of closings in which it has sold an aggregate principal amount of $1,196,000 of the Investor Notes to a limited number of investors (the "Investors"). The Investor Notes were offered and sold in a private placement (the "Notes Offering") to a limited number of non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by
Section 4(2) of, and Regulation S under, the Securities Act. The Investor Notes bear interest at a rate of 10% per annum and are for a term of 8 months
("Maturity"). The Investor Notes are automatically convertible, subject to a 4.99% conversion blocker, upon closing of the Merger into units (the "Units"),

                             URBAN HYDROPONICS, INC
                          (F/K/A PLACER DEL MAR, LTD.)
                         (An Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            As At September 30, 2014
                                   (Unaudited)


at a conversion price of $0.30 per Unit. Each Unit consists of one (1) share of Common Stock, and a warrant to purchase one (1) share of Common Stock at an exercise price of $0.35 per share for two (2) years. The shares of Common Stock that will be issued as a result of conversion of the Investor Notes (and upon exercise of the Bridge Warrants) carry certain registration rights.

Upon the closing of the Merger, the Company will issue to each of the holders of the Investor Notes, warrants (the "Bridge Warrants") to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of shares of Common Stock comprising the Units such holders will receive upon conversion of the Investor Notes. The Bridge Warrants are exercisable at a price of $0.35 per share, exercisable for two (2) years from the closing of the Merger. The Bridge Warrants will have weighted average anti-dilution protection. If the Merger does not close, the Investor Notes must be repaid in full and with interest at maturity, and no Bridge Warrants will be issued.

The Investor Notes contain customary events of default and include a default by the Borrowers under the Bridge Notes. If the Company defaults under the Investor Notes, the full principal amount of the Investor Notes will, at the option of the Investors, become immediately due and payable in cash. In addition, upon an event of default, the Investor Notes will begin to bear interest at a rate of 12% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

A default by the Borrowers under the Bridge Notes, including but not limited to the failure to repay the Bridge Notes at Maturity if the Merger does not close, will cause the full principal amount of the Bridge Notes, at the Company's option, to become immediately due and payable in cash. In addition, upon an event of default, the Bridge Notes will begin to bear interest at a rate of 12% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, which interest rate will continue until all defaults are cured.

The Company has agreed to pay a finder a fee of $50,000 for introducing the Investors to the Company. The Company may pay finders' fees and broker commissions in connection with the offer and sale of Units in the Subsequent Closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

EXCEPT FOR HISTORICAL INFORMATION, THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR BUSINESS STRATEGY, FUTURE REVENUES AND ANTICIPATED COSTS AND EXPENSES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THOSE STATEMENTS INCLUDING THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" AND SIMILAR LANGUAGE. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN. YOU SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED HEREIN AND IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, THERE ARE A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS.

All references in this Form 10-Q to the "Company," "we," "us," or "our" are to Urban Hydroponics, Inc. (formerly known as Placer Del Mar, Ltd.).

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

In the course of its development activities, the Company has sustained losses of $142,193 and $8,314 in the three months ending September 30, 2014 and 2013, respectively. The Company expects to finance its operations primarily through one or more future financings and by the consummation of the Merger (as defined and described below) and transactions contemplated thereby. However, there exists substantial doubt about the Company's ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.

Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated minimal operating revenues since our inception. We had an accumulated deficit of $610,889 as of September 30, 2014. Our continuation as a going concern is dependent upon future events, including our ability to identify a suitable business combination, to raise additional capital and to generate positive cash flows. Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty. Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

As described in Note 2 of our accompanying financial statements, our losses to date and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited material operations, revenues, or profits. Although management has believes their plan for Urban Hydroponics, Inc. will generate revenue and profit, there is no guarantee their past experiences will provide Urban Hydroponics, Inc. with similar future successes.

GENERAL OVERVIEW

The Company was incorporated in the State of Nevada on May 13, 2005 as Placer Del Mar, Lrd. Historically, we were engaged in the business of exploring for minerals. In June 2013, our management determined to discontinue our minerals exploration activities and to focus on attempting to acquire other assets or business operations that would maximize shareholder value

NON-BINDING LETTER OF INTENT

On May 5, 2014, Valor Invest Ltd., on our behalf, signed a non-binding term sheet (the "Term Sheet") with Urban Cultivator Inc., a British Colombia corporation ("UC"), BC Northern Lights Enterprises Ltd., a British Colombia corporation ("BCNL"), and W3 Metal Inc., a British Colombia corporation ("W3," and together with UC and BCNL, the "Target Companies"), regarding a possible business combination (the "Merger") involving these three companies. The Target Companies are private companies engaged in the business of manufacturing and selling commercial and residential hydroponic growing systems. At that time, no definitive terms of the Merger were agreed to, and none of the party was bound to proceed with any transaction. Pursuant to the terms of the Term Sheet, we lent the Target Companies $760,000 in a secured bridge financing (the "Bridge Financing") for the Target Companies' working capital needs.

NAME CHANGE

With the permission of the Target Companies, the Company changed its name to Urban Hydroponics, Inc. to facilitate our discussions with the Target Companies. Our new name was declared effective by the Financial Industry Regulatory Authority ("FINRA") as of July 10, 2014, and FINRA approved our new ticker symbol which is "URHY."

AUTHORIZED CAPITAL INCREASE

In addition to the inclusion of the name change, we amended and restated our Articles of Incorporation to increase our authorized capital stock from 50,000,000 shares of common stock to 300,000,000 shares of common stock and from no shares of undesignated, "blank check" preferred stock to 10,000,000 shares of such preferred stock. The par value of each of these classes of stock is $0.001 per share. These changes were approved by the shareholder (the "Majority Shareholder") holding a majority of our outstanding voting capital stock.

FORWARD STOCK SPLIT

On May 28, 2014, our Board of Directors approved a 20-for-1 forward stock split on our common stock outstanding in the form of a dividend, with a Record Date of June 19, 2014. FINRA approved the forward split with a payment date of June 19, 2014 (the "Payment Date"), an ex-dividend date of June 20, 2104 and a due bill date of June 24, 2014.

This stock split in the form of a dividend entitled each common stock shareholder as of the Record Date to receive nineteen (19) additional shares of our common stock for each one (1) share owned. Additional shares issued as a result of the stock split were distributed on the Payment Date.

EQUITY INCENTIVE PLAN AMENDMENT

On May 31, 2014, our Majority Shareholder approved an amendment (the "2012 Plan Amendment") to our 2012 Equity Incentive Plan (the "2012 Plan"). Pursuant to the 2012 Plan Amendment, the number of shares of our common stock reserved for issuance under the 2012 Plan has been reduced to 380,000 from 7,000,000 shares. This reduction was adopted in view of our 20 for 1 forward stock split in the form of a dividend, which, taking into account the automatic adjustment provisions for stock dividends set forth in Section 14(a)(iii) of the 2012 Plan, has resulted in 7,600,000 shares of our common stock being available for grant under the 2012 Plan following effectiveness of the proposed forward stock split.

RECENT DEVELOPMENTS

On October 3, 2014, we signed a Binding Letter of Intent (LOI), as amended, on October 31, 2014, to revise the terms of the proposed Merger with the Target Companies. This LOI replaced the Term Sheet dated May 5, 2014 which was non-binding.

Pursuant to the LOI, it is contemplated that a newly-formed, wholly-owned Canadian subsidiary ("Subco") of the Company will merge with and into the Target Companies, as a result of which the Target Companies will become wholly-owned subsidiaries of the Company. In connection with the LOI and pursuant to its terms, the Company agreed to provide additional bridge financing (the "Additional Bridge Financing") to the Target Companies on the last day of each of the months of September and October 2014 in the amount of $120,000 per month. The Company delivered the September $120,000 Additional Bridge Financing installment to the Target Companies on October 15, 2014 and the October $120,000 Additional Bridge Financing installment to the Target Companies on November 7, 2014. To finance the Bridge Financing and the Additional Bridge Financing, to date the Company has sold an aggregate of $1,396,000 of its 10% Secured Convertible Promissory Notes (the "Investor Notes"), as discussed in Item 5 of
Part II below. In addition to the Notes Offering, the Company intends to engage in an additional private placement of its securities for at least an additional $1,500,000 in gross proceeds to the Company (the "Subsequent Offering") for working capital use post-Merger closing. The closing of the Subsequent Offering and the closing of the Merger is each a condition precedent to the other.

Although the LOI provides that the proposed Merger is expected to close on or before November 30, 2014, there is no certainty that any transactions will be consummated with the Target Companies or that any other business projects will be identified and consummated. The Merger is subject to the completion and delivery by the Target Companies to the Company, and the acceptance as satisfactory by the Company, of two year audited consolidated financial statements of the Target Companies.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013.

REVENUE AND OTHER INCOME

We have not generated any revenue for the three months ended September 30, 2014 or 2013.

EXPENSES

Operating expenses, consisting primarily of $138,864 in general and administrative expenses (including professional fees) and $22,249 in interest expense, totaled $161,113 in the three-month period ended September 30, 2014, compared to $8,314 in the three-month period ended September 30, 2013, which was comprised of general and administrative expenses.

NET LOSSES

As a result of the foregoing, we incurred a net loss of $142,193 for the three months ended September 30, 2014, compared to a net loss of $8,314 for the corresponding period ended September 30, 2013.

The following table provides selected financial data about our Company for the period ended September 30, 2014.

                 Balance Sheet Data:               9/30/2014
                 -------------------               ---------

                 Cash & cash equivalents          $   101,970
                 Total assets                     $   766,269
                 Total liabilities                $ 1,332,957
                 Shareholders' equity             $  (566,689)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2014 was $101,970. Cash provided by financing since inception was $10,000 from the sale of shares to our officer, $24,200 resulting from the sale of our common stock to 46 independent investors, and $620,000 resulting from the sale of the Notes Offering. Although we are raising funds through the financing of the Notes Offering, we have used $880,000 of the net proceeds derived from our issuance of the Investors Notes to provide Bridge Financing to the Target Companies for working capital, in accordance with the terms of the LOI, we are using the remainder of the net proceeds of the Notes Offering for general working capital purposes.

We estimate our general and administrative costs will require approximately $50,000 for the fiscal year ending June 30, 2015, exclusive of any business acquisition or combination costs. We plan to raise the necessary funds through loans from affiliates or others or through additional sales of our securities.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, Frank Terzo, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act as of September 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management's evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2014, our disclosure controls and procedures are not effective and are not presently designed at a level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

     1. As of September 30, 2014, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we have engaged consultants to assist in the preparation and filing of financial reports. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously  discussed in
Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following events were discussed in the Company's Form 8-K (including exhibits) as filed with the Securities and Exchange Commission on October 28, 2014.

Since May 21, 2014, the Company has conducted a number of closings in which it has sold its 10% Secured Convertible Promissory Notes (the "Investor Notes") to a limited number of accredited investors and non-U.S. persons in a private placement (the "Notes Offering") pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of, and Rule 506 of Regulation D and Regulation S under, the Securities Act. As of September 30, 2014, the Company closed on an aggregate principal amount of $899,000 of the Investor Notes to seven investors (the `Investors"). The maximum principal amount of the Notes Offering has increased from $1,000,000 to up to $1,500,000. The subsequent additional closings of the Investor Notes are discussed in Item 5 of this Part II.

The Investor Notes contain customary events of default and include a default by the Borrowers under the Bridge Notes. If the Company defaults under the Investor Notes, the full principal amount of the Investor Notes will, at the option of the Investors, become immediately due and payable in cash. In addition, upon an event of default, the Investor Notes will begin to bear interest at a rate of 12% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

UNREGISTERED SALE OF EQUITY SECURITIES

As referenced in Item 2 of Part I, on October 31, 2014, we signed the amended LOI with the Target Company relating to the Bridge Financing which increased the aggregate principal amount of the Notes Offering for up to $1,500,000. On October 3 and 9, 2014, respectively, the Company closed on the offer and sale of $50,000 and $247,000 principal amounts of the Investor Notes to five investors. On November 7, 2014, the Company closed on the offer and sale of $200,000 in principal amount of the Investor Notes. Pursuant to the terms of the LOI, as amended, the Company delivered the October $120,000 Bridge Financing installment to the Target Companies on November 7, 2014.

ITEM 6.  EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

     * should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

     * have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

     * may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

     * were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.                        Description
-----------                        -----------

10.1 Letter of Intent by and among the Company, 0838373 B.C. Ltd., Urban Cultivator Inc., BC Northern Lights Enterprises Ltd. and W3 Metals Inc., dated as of October 3, 2014, as amended, on October 31, 2014.

31.1/31.2      Sec. 302 Certification of Principal Executive & Financial Officer

32.1/32.2      Sec. 906 Certification of Principal Executive & Financial Officer

101            Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 19, 2014.

                                   Urban Hydroponics. Inc.


                                       /s/ Frank Terzo
                                       --------------------------------------
                                   By: Frank Terzo
                                       (Principal Executive Officer)