Form 10-Q
period 2014-12-31
Urban Hydroponics, Inc.
filed 2015-02-23
CIK 1336282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,400,000 shares of common stock, par value $0.001, as of February 13, 2015.

                                TABLE OF CONTENTS

                                    FORM 10-Q
                             URBAN HYDROPONICS, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3

          Condensed Balance Sheets at December 31, 2014 (Unaudited)
          and December 30, 2013                                               4

          Condensed Statements of Operations for the Three and Six Months
          Ended December 31, 2014 and 2013 (Unaudited)                        5

          Condensed Statements of Cash Flows for the Six Months Ended
          December 31, 2014 and 2013 (Unaudited)                              6

          Notes to the Condensed Financial Statements as of
          December 31, 2014 (Unaudited)                                       7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         19

Item 4.   Controls and Procedures                                            19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  20

Item 1A.  Risk Factors                                                       20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        20

Item 3.   Defaults Upon Senior Securities                                    20

Item 4.   Mine Safety Disclosure                                             20

Item 5.   Other Information                                                  20

Item 6.   Exhibits                                                           21

SIGNATURES                                                                   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

                             URBAN HYDROPONICS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                       (Unaudited)
                                                                       Three Months
                                                                          Ended                Year Ended
                                                                       December 31,             June 30,
                                                                           2014                   2014
                                                                       ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $      3,829           $         77
  Bridge Loans                                                            1,000,000                520,000
  Bridge loans accrued interest                                              47,920                  5,379
                                                                       ------------           ------------
TOTAL CURRENT ASSETS                                                      1,051,749                525,456
                                                                       ------------           ------------

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $    239,835           $    267,368
  Secured loans                                                           1,500,000                620,000
  Secured loans accrued interest                                             62,402                  6,422
  Loan from related party                                                    56,162                 56,162
                                                                       ------------           ------------
TOTAL CURRENT LIABILITIES                                                 1,858,399                949,952
                                                                       ------------           ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 10,000,000 authorized;
   none issued at December 31, 2014 and June 30, 2014 respectively               --                     --
  Common stock, $0.001 par value, 300,000,000 shares
   authorized; 34,400,000 shares issued and outstanding at
   December 31, 2014 and June 30, 2014 respectively                          34,400                 34,400
  Additional paid-in capital                                                  9,800                  9,800
  Deficit accumulated during development stage                             (850,849)              (468,696)
                                                                       ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                 (806,649)              (424,496)
                                                                       ------------           ------------

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY                            $  1,051,749           $    525,456
                                                                       ============           ============


        See the accompanying notes to the condensed financial statements

                             URBAN HYDROPONICS, INC.
                          (A Development Stage Company)
                             Statement of Operations
                            (Stated in U.S. Dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                             Three Months          Three Months          Six Months            Six Months
                                                Ended                 Ended                 Ended                 Ended
                                             December 31,          December 31,          December 31,          December 31,
                                                2014                  2013                  2014                  2013
                                             -----------           -----------           -----------           -----------
REVENUES
  Revenues                                   $        --           $        --           $        --           $        --
                                             -----------           -----------           -----------           -----------
TOTAL REVENUES                                        --                    --                    --                    --
                                             -----------           -----------           -----------           -----------
OPERATING COSTS
  Exploration expense                                 --                    --                    --                    --
  Amortization of mineral rights license              --                    --                    --                    --
  Administrative expenses                        214,852                29,588               375,216                37,902
                                             -----------           -----------           -----------           -----------
TOTAL OPERATING COSTS                            214,852                29,588               375,216                37,902
                                             -----------           -----------           -----------           -----------
OTHER EXPENSE
  Interest expense                                33,730                    --                55,979                    --
                                             -----------           -----------           -----------           -----------
TOTAL OTHER EXPENSE                               33,730                    --                55,979                    --
                                             -----------           -----------           -----------           -----------
OTHER INCOME/EXPENSE
  Other income
  Interest income                                 23,621                    --                42,541                    --
  Ordinary gain from June 30,2013
   liability write-off                                --                    --                    --                    --
                                             -----------           -----------           -----------           -----------
TOTAL OTHER INCOME/EXPENSE                        23,621                    --                42,541                    --
                                             -----------           -----------           -----------           -----------

NET INCOME (LOSS)                            $  (224,961)          $   (29,588)          $  (388,654)          $   (37,902)
                                             ===========           ===========           ===========           ===========
BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                                   $     (0.00)          $     (0.00)          $     (0.00)          $     (0.00)
                                             ===========           ===========           ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    34,400,000            34,400,000            34,400,000            34,400,000
                                             ===========           ===========           ===========           ===========


        See the accompanying notes to the condensed financial statements.

                             Urban Hydroponics, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                            (Stated in U.S. Dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             Six Months           Six Months
                                                                Ended                Ended
                                                             December 31,         December 31,
                                                                2014                 2013
                                                             ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                           $ (388,654)          $  (37,902)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Discount of long term liabilities                               --                   --
     Amortization of mineral rights license                          --                   --
     Bridge Loans                                              (480,000)                  --
     (Accrued Interest bridge loans)                            (42,541)                  --
  Changes in operating assets and liabilities:
     Accounts receivable                                             --                   --
     Accounts payable and accrued expenses                      (21,032)              18,593
                                                             ----------           ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (932,227)             (19,309)
                                                             ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from related party                              --               19,309
  Proceeds of loan from shareholder                                  --                   --
  Proceeds from secured promissory notes                        880,000                   --
  Accrued interest from secured promissory notes                 55,979
  Issuance of common stock                                           --                   --
                                                             ----------           ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             935,979               19,309
                                                             ----------           ----------

NET INCREASE (DECREASE) IN CASH                                   3,752                   --

CASH AT BEGINNING OF PERIOD                                          77                   --
                                                             ----------           ----------

CASH AT END OF PERIOD                                        $    3,829           $       --
                                                             ==========           ==========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES
  Increase in mining rights license
   and long - term liabilities                                       --                   --

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $       --           $       --
                                                             ==========           ==========

  Income Taxes                                               $       --           $       --
                                                             ==========           ==========

        See the accompanying notes to the condensed financial statements.

                             Urban Hydroponics, Inc.
                          An Exploration Stage Company
                     Notes to Condensed Financial Statements
                             As of December 31, 2014
                                   (Unaudited)
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported revenue of $0 during the three and six months ended December 31, 2014, and generated a net loss of $224,961 and $368,654, respectively, during the same periods. This condition raises substantial doubt about the Company's ability to continue as a going concern. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company will require additional funding for operations; this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

                             Urban Hydroponics, Inc.
                          An Exploration Stage Company
                     Notes to Condensed Financial Statements
                             As of December 31, 2014
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                             Urban Hydroponics, Inc.
                          An Exploration Stage Company
                     Notes to Condensed Financial Statements
                             As of December 31, 2014
                                   (Unaudited)
--------------------------------------------------------------------------------

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

NOTE 4. LOAN FROM SHAREHOLDER

Loan from shareholder represents funds loaned to the company by an officer and director. As of December 31, 2014 the loan balance is $56,162. The funds provided to the Company are unsecured and he has agreed to forego any penalties or interest should the Company be unable to repay any funds provided.

NOTE 5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2014 up through date the Company issued these financial statements and determined there were the following reportable events:

On May 5, 2014, Valor Invest Ltd. ("Valor"), on the Company's behalf, entered into a non-binding term sheet (the "Term Sheet"), pursuant to which it was contemplated that a newly-formed, Canadian wholly-owned subsidiary of the Registrant would merge with and into the Urban Cultivator Inc., a British Colombia corporation ("UC"), BC Northern Lights Enterprises Ltd., a British Colombia corporation ("BCNL"), and W3 Metal Inc., a British Colombia corporation ("W3," and together with UC and BCNL, the "Borrowers") (the "Merger"), as a result of which the Company would acquire all of the issued and outstanding capital stock of the Borrowers and the Borrowers would become wholly-owned subsidiaries of the Registrant through its Canadian subsidiary. The Borrowers are private companies engaged in the business of manufacturing and selling commercial and residential hydroponic growing systems.

Pursuant to the terms of the Term Sheet, the Company agreed to provide bridge financing (the "Bridge Financing") to the Borrowers in exchange for Bridge Notes (defined below) and, between May 5, 2014 and October 9, 2014, the Company loaned to the Borrowers an aggregate of $760,000 in Bridge Financing. To finance the Bridge Financing, the Company sold an aggregate of $1,196,000 of its 10% Secured

                             Urban Hydroponics, Inc.
                          An Exploration Stage Company
                     Notes to Condensed Financial Statements
                             As of December 31, 2014
                                   (Unaudited)
--------------------------------------------------------------------------------

Convertible Promissory Notes (the "Investor Notes"). The Company used the balance of funds raised through the sale of the Investor Notes for working capital purposes.

The Investor Notes were offered and sold in a private placement (the "Notes Offering") to a limited number of non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(a)(2) of, and Regulation S under, the Securities Act. The Investor Notes bear interest at a rate of 10% per annum and are for a term of 8 months ("Maturity"). The Investor Notes are automatically convertible, subject to a 4.99% conversion blocker, upon closing of the Merger into units (the "Units"), at a conversion price of $0.30 per Unit. Each Unit consists of one (1) share of the Registrant's common stock, $0.001 par value per share (the "Common Stock"), and a warrant to purchase one (1) share of Common Stock at an exercise price of $0.35 per share for two (2) years.

Upon the closing of the Merger, the Registrant shall issue to each of the Investors warrants (the "Bridge Warrants") to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of shares of Common Stock comprising the Units issuable upon conversion of the Investor Notes, exercisable at a price of $0.35 per share, exercisable for two (2) years from the closing of the Merger. The Bridge Warrants will have weighted average anti-dilution protection. If the Merger does not close, the Investor Notes must be repaid in full and with interest at maturity, and no Bridge Warrants will be issued.

The Bridge Financing is evidenced by Secured Bridge Loan Promissory Notes (the "Bridge Notes") from the Borrowers to the Company. The Investor Notes and the Bridge Notes are secured by all of the assets of the Borrowers. This security interest is subordinated to that of a certain bank providing an existing credit facility to the Borrowers. The Bridge Notes are for a term of eight months from the particular closings of the Bridge Financing pursuant to which the specific Bridge Notes were issued. The Bridge Notes bear interest at the rate of 10% per annum. All obligations under the Bridge Notes will be deemed repaid in full and canceled upon the closing of the Merger. If the Merger does not close, the Bridge Notes must be repaid in full, with interest, by the Borrowers.

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

                             Urban Hydroponics, Inc.
                          An Exploration Stage Company
                     Notes to Condensed Financial Statements
                             As of December 31, 2014
                                   (Unaudited)
--------------------------------------------------------------------------------

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

On October 3, 2014, the Company entered into a binding letter of intent (the "LOI") with 0838373 B.C. Ltd. ("Numbered Company"), Urban Cultivator Inc., a British Colombia corporation ("UC"), BC Northern Lights Enterprises Ltd., a British Colombia corporation ("BCNL"), and W3 Metal Inc., a British Colombia corporation ("W3," and together with Numbered Company, UC and BCNL, the "Target Companies"). This LOI replaced and superseded the non-binding term sheet (the "Term Sheet") dated May 5, 2014 entered into between Valor and the Target Companies relating to the Merger.

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

The Merger is subject to the completion and delivery by the Target Companies to the Company, and the acceptance as satisfactory by the Company, of two year audited consolidated financial statements of the Target Companies. Additionally, the binding nature of the LOI is contingent upon the Company delivering to the Borrowers by October 31, 2014 (or by November 7, 2014 at the latest), an additional $120,000 in Bridge Financing (as defined and discussed in detail below). These funds were delivered to the Borrowers in a timely manner.

Although the LOI provides that the proposed Merger is expected to close on or before November 30, 2014, there has been a delay in the preparation of the audited financial statements of the Target Companies and it is now expected that the proposed Merger will close on or about March 15, 2015, although there can be no assurance that this will, in fact, happen.

Pursuant to the terms of the LOI, the Company agreed to provide additional bridge financing (the "Additional Bridge Financing") to the Borrowers on the last day of each of the months of September and October 2014 in the amount of $120,000 per month, on the same terms as those of the Bridge Financing. The Company delivered the September $120,000 Bridge Financing installment to the Borrowers on October 15, 2014. To date, the Company has provided the Borrowers

                             Urban Hydroponics, Inc.
                          An Exploration Stage Company
                     Notes to Condensed Financial Statements
                             As of December 31, 2014
                                   (Unaudited)
--------------------------------------------------------------------------------

with an aggregate of $1,000,000 to finance the Bridge Financing and the Additional Bridge Financing. To finance the Bridge Financing and the Additional Bridge Financing, the Company has sold an aggregate of $1,500,000 of its Investor Notes.

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

Upon the closing of the Merger, the Board of Directors of the Company (the "Board") will consist of five (5) members, at least three (3) of whom will be independent. Two (2) of the independent directors will be nominated by Valor and the Target Companies upon mutual agreement and one (1) of the independent directors will be nominated by Tarren Wolfe. The remaining two (2) directors will be Tarren Wolfe, who will also be nominated as Chairman, and Eric Sloan. After the Merger closing, the Board will appoint a Chief Financial Officer and head of sales and marketing reasonably acceptable to all members of the Board. Frank Terzo, the Company's current sole officer and director will resign upon the Merger closing. The new executive officers of the Company and certain other designated employees will enter into employment agreements with the Company effective as of the closing of the Merger.

                             Urban Hydroponics, Inc.
                          An Exploration Stage Company
                     Notes to Condensed Financial Statements
                             As of December 31, 2014
                                   (Unaudited)
--------------------------------------------------------------------------------

The holders of the Investor Notes, Bridge Warrants and Units will have certain demand registration rights and, under certain circumstances, the holders of the shares of Common Stock issuable upon exchange of the Exchangeable Shares and the recipients of the Earn-Out Shares may have demand registration rights as well.

The Company has agreed to pay a finder a fee of $50,000 for introducing the Investors to the Company. The Company may pay finders' fees and broker commissions in connection with the offer and sale of Units in the Subsequent Closing.

Because of the delay in the closing of the proposed Merger, the Company's initial loan to the Target Companies in the amount of $400,000 became due and payable on January 20, 2015 and a second loan to the Target Companies in the amount of $120,000 became due and payable on February 4, 2015. The Company intends to extend the maturity date on these loans until the Merger closes, upon which time, in accordance with the terms of the LOI, these loans as well as the additional $480,000 in Bridge Financing to the Target Companies will be forgiven. There can be no guarantee, however, that the Merger will close.

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

In the course of its development activities, the Company has sustained loss of $224,951and $29,588 in the three months ending December 31, 2014 and 2013, respectively. The Company expects to finance its operations primarily through one or more future financings and by the consummation of the Merger (as defined and described below) and transactions contemplated thereby. However, there exists substantial doubt about the Company's ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.

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

GENERAL OVERVIEW

The Company was incorporated in the State of Nevada on May 13, 2005 as Placer Del Mar. Ltd. Historically, we were engaged in the business of exploring for minerals. In June 2013, our management determined to discontinue our minerals exploration activities and to focus on attempting to acquire other assets or business operations that would maximize shareholder value.

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

RECENT DEVELOPMENTS

BINDING LETTER OF INTENT WITH THE TARGET COMPANIES

On October 3, 2014, we signed a Binding Letter of Intent (LOI), as amended on October 31, 2014, to revise the terms of the proposed Merger with the Target Companies. This LOI replaced the Term Sheet dated May 5, 2014 which was non-binding.

Pursuant to the LOI, it is contemplated that a newly-formed, wholly-owned Canadian subsidiary ("Subco") of the Company will merge with and into the Target Companies, as a result of which the Target Companies will become wholly-owned subsidiaries of the Company. In connection with the LOI and pursuant to its terms, the Company agreed to provide additional bridge financing (the "Additional Bridge Financing") to the Target Companies on the last day of each of the months of September and October 2014 in the amount of $120,000 per month. The Company delivered the September $120,000 Additional Bridge Financing installment to the Target Companies on October 15, 2014 and the October $120,000 Additional Bridge Financing installment to the Target Companies on November 7, 2014. To date, the Company has provided the Target Companies with an aggregate of $1,000,000 in Bridge Financing and Additional Bridge Financing. To finance the Bridge Financing and the Additional Bridge Financing, the Company has sold an aggregate of $1,500,000 of its 10% Secured Convertible Promissory Notes (the "Investor Notes"), to date. In addition to the Notes Offering (defined below), the Company intends to engage in an additional private placement of its securities for at least an additional $1,500,000 in gross proceeds to the Company (the "Subsequent Offering") for working capital use post-Merger closing. The closing of the Subsequent Offering and the closing of the Merger is each a condition precedent to the other.

Although the LOI provides that the proposed Merger is expected to close on or before November 30, 2014, there has been a delay in the preparation of the audited financial statements of the Target Companies and it is now expected that the proposed Merger will close on or about March 15, 2015. There is no certainty, however, that the Merger will close on that date or at all, that any transactions will be consummated with the Target Companies or that any other business projects will be identified and consummated. The Merger is subject to, among other things, the completion and delivery by the Target Companies to the Company, and the acceptance as satisfactory by the Company, of two year audited consolidated financial statements of the Target Companies.

On January 6, 2015, two of the Investor Notes which were to mature on January 20, 2015, in the aggregate principal amount of $500,000 were extended until April 20, 2015. On February 2, 2015, one of the Investor Notes in the principal amount of $120,000 was extended until June 3, 2015.

Because of the delay in the closing of the proposed Merger, our initial loan to the Target Companies in the amount of $400,000 became due and payable on January 20, 2015 and a second loan to the Target Companies in the amount of $120,000 became due and payable on February 4, 2015. We intend to extend the maturity date on these loans until the Merger closes, upon which time, in accordance with the terms of the LOI, these loans as well as the additional $480,000 in Bridge Financing to the Target Companies will be forgiven. There can be no guarantee, however, that the Merger will close.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED DECEMBER 31, 2014 COMPARED TO THREE MONTH PERIOD ENDED DECEMBER 31, 2013.

REVENUE AND OTHER INCOME

We did not generate any revenue for the three months ended December 31, 2014 or 2013. We generated $23,621 in interest income during the six months ended December 31, 2014.

EXPENSES

Operating expenses, consisting primarily of $214,862 in general and administrative expenses (including professional fees) and $33,730 in interest expense, totaled $248,592 in the three-month period ended December 31, 2014, compared to $29,588 in the three-month period ended December 31, 2013, which consisted of $29,588 in general and administrative expenses (including professional fees) and $0 in interest expense.

NET LOSSES

As a result of the foregoing, we incurred a net loss of $224,961 for the three months ended December 31, 2014, compared to a net loss of $29,588 for the corresponding period ended December 31, 2013.

The following table provides selected financial data about our Company for the period ended December 31, 2014.

                   Balance Sheet Data:            12/31/2014
                   -------------------            ----------

                   Cash                          $    23,829
                   Total assets                  $ 1,071,749
                   Total liabilities             $ 1,858,399
                   Shareholders' equity          $  (786,649)

SIX MONTH PERIOD ENDED DECEMBER 31, 2014 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 2013.

REVENUE AND OTHER INCOME

We did not generate any revenue for the six months ended December 31, 2014 or 2013. We generated $42,541 in interest income during the six months ended December 31, 2014.

EXPENSES

Operating expenses, consisting primarily of $355,216 in general and administrative expenses (including professional fees) and $55,979 in interest expense, totaled $411,195 in the six-month period ended December 31, 2014, compared to $37,902 in the six-month period ended December 31, 2013, which consisted of $37,902 in general and administrative expenses (including professional fees) and $0 in interest expense.

NET LOSSES

As a result of the foregoing, we incurred a net loss of $368,654 for the six months ended December 31, 2014, compared to a net loss of $37,902 for the corresponding period ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2014 was $23,829. Cash provided by financing since inception was $10,000 from the sale of shares to our officer, $24,200 resulting from the sale of our common stock to 46 independent investors, and $1,500,000 resulting from the sale of our Investor Notes in the Notes Offering. Although we are raising funds through the financing of the Notes Offering, we have used $1,000,000 of the net proceeds derived from our issuance of the Investors Notes to provide Bridge Financing to the Target Companies for working capital, in accordance with the terms of the LOI, we are using the remainder of the net proceeds of the Notes Offering for general working capital purposes.

We estimate our general and administrative costs will require approximately $50,000 for the remainder of fiscal year ending June 30, 2015, exclusive of any business acquisition or combination costs. We plan to raise the necessary funds through loans from affiliates or others.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act of 1934 (the "Exchange Act"), we are not required to provide disclosure under this
Item 3.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, Frank Terzo, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act as of December 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management's evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2014, our disclosure controls and procedures are not effective and are not presently designed at a level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

     1. As of December 31, 2014, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since May 21, 2014, the Company has conducted a number of closings in which it has sold its eight month 10% Secured Convertible Promissory Notes to a limited number of non-U.S. persons in a private placement (the "Notes Offering") pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of, and Rule 506 of Regulation D and Regulation S under, the Securities Act.

As referenced in Item 2 of Part I, on October 31, 2014, we signed the amended LOI with the Target Company relating to the Bridge Financing which increased the aggregate principal amount of the Notes Offering to $1,500,000. On October 3, 2014, October 9, 2014, November 7, 2014, November 17, 2014, December 3, 2014,
December 9, 2014 and December 17, 2014, the Company closed on the offer and sale of $50,000, $247,000, $200,000, $10,000, $24,000, $30,000 and $40,000,
respectively, in principal amounts of the Investor Notes to certain investors. Pursuant to the terms of the LOI, as amended, the Company delivered the October $120,000 Bridge Financing installment to the Target Companies on November 7, 2014. As of December 31, 2014, the Company had closed on an aggregate principal amount of $1,500,000 of the Investor Notes.

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

On January 6, 2015, two of the Investor Notes which were to mature on January 20, 2015, in the aggregate principal amount of $500,000 were extended until April 20, 2015. On February 2, 2015, one of the Investor Notes in the principal amount of $120,000 was extended until June 3, 2015.

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

The following exhibits are included as part of this report:

Exhibit No.                      Description
-----------                      -----------

31.1/31.2     Certification  of  the  Chief  Executive  and  Financial   Officer
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2*    Certification  of  the  Chief  Executive  and  Financial   Officer
              pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**     XBRL Instance Document
101.SCH**     XBRL Schema Document
101.CAL**     XBRL Calculation Linkbase Document
101.LAB**     XBRL Label Linkbase Document
101.PRE**     XBRL Presentation Linkbase Document
101.DEF**     XBRL Definition Linkbase Document

----------
* This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 23, 2015.

                                   Urban Hydroponics. Inc.


                                       /s/ Frank Terzo
                                       --------------------------------------
                                   By: Frank Terzo
                                       (Principal Executive Officer)