Form 10-Q
period 2015-03-31
Urban Hydroponics, Inc.
filed 2015-05-20
CIK 1336282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

Commission File Number 000-54118

Urban Hydroponics, Inc.

(Name of registrant as specified in its charter)

Nevada	72-1600437
(State of	(IRS Employer
Incorporation)	(ID Number)

224 Datura Street, Suite 505

West Palm Beach, FL 33401

(561) 543-8882

(Address and telephone number of principal executive offices)

Not applicable

(Former Address of principal executive offices)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,400,000 shares of common stock, par value $0.001, as of May 20, 2015.

TABLE OF CONTENTS

FORM 10-Q

URBAN HYDROPONICS, INC.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on October 14, 2014, as amended by our Form 10-K/A, filed with the SEC on October 21, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

URBAN HYDROPONICS, INC.

(A Development Stage Company)

Balance Sheets

(Stated in U.S. Dollars)

	(Unaudited)
	Three Months Ended	Year Ended
	March 31, 2015	June 30, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$693	$77
Bridge Loans	1,000,000	520,000
Bridge loans accrued interest	72,918	5,379
Total current assets	1,073,611	525,456

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$285,191	$267,368
Secured loans	1,530,000	620,000
Secured loans accrued interest	97,746	6,422
Loan from related party	56,162	56,162
Total current liabilities	1,969,099	949,952

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued at March 31, 2015 and June 30, 2014 respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 34,400,000 shares issued and outstanding at March 31, 2015 and June 30, 2014 respectively	34,400	34,400
Additional paid-in capital	9,800	9,800
Deficit accumulated during development stage	(939,688)	(468,696)
TOTAL STOCKHOLDERS' EQUITY	(895,488)	(424,496)

TOTAL LIABILITITES AND STOCKHOLDERS' EQUITY	$1,073,611	$525,456

See the accompanying notes to the condensed financial statements.

Urban Hydroponics, Inc.

(A Development Stage Company)

Statement of Operations

(Stated in U.S. Dollars)

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

REVENUES
Revenues	-
TOTAL REVENUES	$-	$-	$-	$-

OPERATING COSTS
Exploration expense	-	-	-	-
Amortization of mineral rights license	-	-	-	-
Administrative expenses	77,086	27,278	444,743	65,180
TOTAL OPERATING COSTS	$77,086	$27,278	$444,743	$65,180
OTHER EXPENSE
Interest expense	37,820	-	93,799	-
TOTAL OTHER EXPENSE	37,820	-	93,799	-

TOTAL EXPENSE	$114,906	-	$538,532	-

NET ORDINARY INCOME(LOSS)	(114,906)	-	0	-
OTHER INCOME/EXPENSE
Other income
Interest income	24,998	-	67,540	-
TOTAL OTHER INCOME/EXPENSE		-	67,540	-

NET INCOME(LOSS)	$(89,907)	$(27,278)	$(470,992)	$(65,180)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,400,000	34,400,000	34,400,000	34,400,000

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

URBAN HYDROPONICS, INC.

(A Development Stage Company)

Statement of Cash Flows

(Stated in U.S. Dollars)

(Unaudited)

	(Unaudited)
	Nine Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(470,992)	$(65,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Discount of long term liabilities	-	-
Amortization of mineral rights license	-	-
Bridge Loans	910,000	-
(Accrued Interest bridge loans)	91,324	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Accounts payable and accrued expenses	17,823	39,246
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	548,155	(25,934)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	-	25,934
Proceeds of loan from shareholder	-	-
Proceeds from secured promissory notes	(480,000)	-
Accrued interest from secured promissory notes	(67,539)
Issuance of common stock	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(547,539)	-

NET INCREASE (DECREASE) IN CASH	616	-

CASH AT BEGINNING OF PERIOD	77	-

CASH AT END OF PERIOD	$693	$-

NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Increase in mining rights license and long -term liabilities	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-

Income Taxes	$-	$-

See the accompanying notes to the condensed financial statements.

Urban Hydroponics, Inc.

A Development Stage Company

Notes to Condensed Financial Statements

As of March 31, 2015

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Urban Hydroponics, Inc. (the “Company”) (f/k/a) Placer Del Mar, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Urban Hydroponics’ Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K, for the year ended June 30, 2014, have been omitted. It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported revenue of $0 during the three and nine months ended March 31, 2015, and generated a net loss of $89,907 and $314,299, respectively, during the same periods. This condition raises substantial doubt about the Company’s ability to continue as a going concern. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations; this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

Note 3. Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

Note 4. Loan from Shareholder

Loan from shareholder represents funds loaned to the company by an officer and director. As of March 31, 2015 the loan balance is $56,162. The funds provided to the Company are unsecured and he has agreed to forego any penalties or interest should the Company be unable to repay any funds provided.

Note 5. Amended Promissory Notes

On July 16, 2014 the Company issued a 10% Convertible Secured Promissory Note due March 15, 2015 in the principal amount of $90,000 in favor of LAB S.A. The Note was issued pursuant to the terms that certain securities purchase agreement by and between the Company and LAB S.A. and in connection with a contemplated reverse merger which was expected to close no later than November 30, 2014. However the merger was not able to close by that date and is now expected to close no later than June 30, 2015. The Company and LAB S.A. agreed on March 15, 2015 to extend the note an additional 4 months to July 15, 2015 along with accrued interest through that date. All other terms of the note remain unchanged.

Urban Hydroponics, Inc.

A Development Stage Company

Notes to Condensed Financial Statements

As of March 31, 2015

(Unaudited)

On May 21, 2014 the Company issued a 10% Convertible Secured Promissory Note due January 20, 2015 in the principal amount of $250,000,000 in favor of Avatar Business Corp. (“Avatar”). The note was issued pursuant to the terms that certain securities purchase agreement by and between the Company and Avatar and in connection with a contemplated reverse merger which was expected to close no later than November 30, 2014. However the merger was not able to close by that date and is now expected to close no later than June 30, 2015. The Company and Avatar agreed on January 6, 2015 to extend the note to April 20, 2015 along with accrued interest through that date. All other terms of the note remain unchanged. On April 20, 2015, the Company and Avatar agreed to further extend the note for an additional six months to October 20, 2015.

On May 21, 2014 the Company issued a 10% Convertible Secured Promissory Note due January 20, 2015 in the principal amount of $250,000,000 in favor of Chaco Holding S.A. (“Chaco”). The note was issued pursuant to the terms that certain securities purchase agreement by and between the Company and Chaco and in connection with a contemplated reverse merger which was expected to close no later than November 30, 2014. However the merger was not able to close by that date and is now expected to close no later than June 30, 2015. The Company and Chaco agreed on January 6, 2015 to extend the note to April 20, 2015 along with accrued interest through that date. All other terms of the note remain unchanged. On April 20, 2015, the Company and Chaco agreed to further extend the note for an additional six months to October 20, 2015.

On July 16, 2014 the Company issued a 10% Convertible Secured Promissory Note due March 15, 2015 in the principal amount of $99,000 in favor of Claudio Gianascio. The Note was issued pursuant to the terms that certain securities purchase agreement by and between the Company and Mr. Gianascio and in connection with a contemplated reverse merger which was expected to close no later than November 30, 2014. However the merger was not able to close by that date and is now expected to close no later than June 30, 2015. The Company and Mr. Gianascio agreed on March 15, 2015 to extend the note an additional 4 months to July 15, 2015 along with accrued interest through that date. All other terms of the note remain unchanged.

On July 18, 2014 the Company issued a 10% Convertible Secured Promissory Note due March 17, 2015 in the principal amount of $60,000 in favor of Ecovalley Ventures S.A. The Note was issued pursuant to the terms that certain securities purchase agreement by and between the Company and Ecovalley Ventures S.A. and in connection with a contemplated reverse merger which was expected to close no later than November 30, 2014. However the merger was not able to close by that date and is now expected to close no later than June 30, 2015. The Company and EcoValley Ventures S.A. agreed on March 15, 2015 to extend the note an additional 4 months to July 17, 2015 along with accrued interest through that date. All other terms of the note remain unchanged.

On August 15, 2014 the Company issued a 10% Convertible Secured Promissory Note due April 14, 2015 in the principal amount of $30,000 in favor of Massimo D’Onofrio. The Note was issued pursuant to the terms that certain securities purchase agreement by and between the Company and Massimo D’Onofrio and in connection with a contemplated reverse merger which was expected to close no later than November 30, 2014. However the merger was not able to close by that date and is now expected to close no later than June 30, 2015. The Company and Massimo D’Onofrio agreed on March 17, 2015 to extend the note an additional 4 months to August 14, 2015 along with accrued interest through that date. All other terms of the note remain unchanged.

Urban Hydroponics, Inc.

A Development Stage Company

Notes to Condensed Financial Statements

As of March 31, 2015

(Unaudited)

Note 6. Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2015 up through the date the Company issued these financial statements and determined there were the following reportable events:

Although the LOI provides that the proposed Merger is expected to close on or before November 30, 2014, there has been a delay in the preparation of the audited financial statements of the Target Companies and it is now expected that the proposed Merger will close on or about June 30, 2015, although there can be no assurance that this will, in fact, happen.

Subsequent to the March 31, 2015 financial statements and pursuant to the terms of the LOI, the Company agreed to provide additional bridge financing consisting of a loan of $151,000 in April 2015. To finance the Bridge Financing, pursuant to the March 31, 2015 financial statements the Company issued three of its 10% Secured Convertible Promissory Notes in the aggregate of $255,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of the federal securities laws.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to Urban Hydroponics, Inc. (formerly known as Placer Del Mar, Ltd.).

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

In the course of its development activities, the Company has sustained loss of $89,907 and $27,278 in the three months ending March 31, 2015 and 2014, respectively. The Company expects to finance its operations primarily through one or more future financings and by the consummation of the Merger (as defined and described below) and transactions contemplated thereby. However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.

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

Non-Binding letter of Intent

On May 5, 2014, Valor Invest Ltd., on our behalf, signed a non-binding term sheet (the “Term Sheet”) with Urban Cultivator Inc., a British Colombia corporation (“UC”), BC Northern Lights Enterprises Ltd., a British Colombia corporation (“BCNL”), and W3 Metal Inc., a British Colombia corporation (“W3,” and together with UC and BCNL, the “Target Companies”), regarding a possible business combination (the “Merger”) involving these three companies.  The Target Companies are private companies engaged in the business of manufacturing and selling commercial and residential hydroponic growing systems.  At that time, no definitive terms of the Merger were agreed to, and none of the party was bound to proceed with any transaction.  Pursuant to the terms of the Term Sheet, we lent the Target Companies $760,000 in a secured bridge financing (the “Bridge Financing”) for the Target Companies’ working capital needs.

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

Recent Developments

Binding letter of Intent with the Target Companies

On October 3, 2014, we signed a Binding Letter of Intent (LOI), as amended on October 31, 2014 and February 23, 2015, to revise the terms of the proposed Merger with the Target Companies. This LOI replaced the Term Sheet dated May 5, 2014 which was non-binding.

Pursuant to the LOI, it is contemplated that a newly-formed, wholly-owned Canadian subsidiary (“Subco”) of the Company will merge with and into the Target Companies, as a result of which the Target Companies will become wholly-owned subsidiaries of the Company. In connection with the LOI, as amended, and pursuant to its terms, the Company agreed to provide additional bridge financing (the “Additional Bridge Financing”) to the Target Companies on the last day of each of the months of September and October 2014 in the amount of $120,000 per month.  The Company delivered the September $120,000 Additional Bridge Financing installment to the Target Companies on October 15, 2014 and the October $120,000 Additional Bridge Financing installment to the Target Companies on November 7, 2014. The Company provided an additional $151,000 in Additional Bridge Financing to the Target Companies on April 8, 2015. To date, the Company has provided the Target Companies with an aggregate of $1,151,000 in Bridge Financing and Additional Bridge Financing. To finance the Bridge Financing and the Additional Bridge Financing and to provide working capital to the Company, the Company has sold an aggregate of $1,755,000 of its 10% Secured Convertible Promissory Notes (the “Investor Notes”), to date. In addition to the Notes Offering (defined below), the Company intends to engage in an additional private placement of its securities for at least an additional $1,245,000 in gross proceeds to the Company (the “Subsequent Offering”) for working capital use post-Merger closing. The closing of the Subsequent Offering and the closing of the Merger is each a condition precedent to the other.

Although the original LOI provides that the proposed Merger is expected to close on or before November 30, 2014, there has been a delay in the preparation of the audited financial statements of the Target Companies and it is now expected that the proposed Merger will close on or about June 30, 2015. There is no certainty, however, that the Merger will close on that date or at all, that any transactions will be consummated with the Target Companies or that any other business projects will be identified and consummated. The Merger is subject to, among other things, the completion and delivery by the Target Companies to the Company, and the acceptance as satisfactory by the Company, of two year audited consolidated financial statements of the Target Companies.

On January 6, 2015, two of the Investor Notes which were to mature on January 20, 2015, in the aggregate principal amount of $500,000 were extended until April 20, 2015. These two notes have been further extended to October 20, 2015. On February 2, 2015, one of the Investor Notes in the principal amount of $120,000 was extended until June 3, 2015. On March 15, 2015, one of the Investor Notes in the principal amount of $60,000 was extended until July 17, 2015, one of the Notes in the principal amount of $90,000 was extended until July 15, 2015 and one of the Notes in the principal amount of $99,000 was extended until July 15, 2015. On March 17, 2015, one of the Investor Notes in the principal amount of $30,000 was extended until August 14, 2015.

Because of the delay in the closing of the proposed Merger, our loans to the Target Companies in the aggregate amount of $1,000,000 became due and payable to us between January 20, 2015 and February 4, 2015. Under the terms of the LOI amendment dated February 23, 2015, we extended the maturity dates on these loans to May 31, 2015. Upon the closing of the Merger, in accordance with the terms of the LOI, these loans as well as any additional Bridge Financing to the Target Companies will be forgiven. There can be no guarantee, however, that the Merger will close.

Results of Operations

Three Month Period ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014.

Revenue and Other Income

We did not generate any revenue for the three months ended March 31, 2015 or 2014. We generated $24,998 in interest income from the Bridge Loans during the three months ended March 31, 2015.

Expenses

Operating expenses, consisting primarily of $77,086 in general and administrative expenses (including professional fees) and $37,820 in interest expense, totaled $114,906 in the three-month period ended March 31, 2015, compared to $27,278 in the three-month period ended March 31, 2014, which consisted of $27,278 in general and administrative expenses (including professional fees) and $0 in interest expense. The increase in interest expense is due to the interest on the 10% Notes.

Net Losses

As a result of the foregoing, we incurred a net loss of $89,907 for the three months ended March 31, 2015, compared to a net loss of $27,278 for the corresponding period ended March 31, 2014.

The following table provides selected financial data about our Company for the period ended March 31, 2015.

Balance Sheet Data:	3/31/2015

Cash	$693
Total assets	$1,073,611
Total liabilities	$1,969,099
Shareholders' equity	$(895,488)

Nine Month Period ended March 31, 2015 Compared to Nine Month Period Ended March 31, 2014.

Revenue and Other Income

We did not generate any revenue for the nine months ended March 31, 2015 or 2014. We generated $48,619 in interest income during the nine months ended March 31, 2015.

Expenses

Operating expenses, consisting primarily of $291,369 in general and administrative expenses (including professional fees) and $71,550 in interest expense, totaled $362,919 in the nine-month period ended March 31, 2015, compared to $56,866 in the nine-month period ended March 31, 2014, which consisted of $56,866 in general and administrative expenses (including professional fees) and $0 in interest expense.

Net Losses

As a result of the foregoing, we incurred a net loss of $314,299 for the nine months ended March 31, 2015, compared to a net loss of $56,866 for the corresponding period ended March 31, 2014.

Liquidity and Capital Resources

Our cash in the bank at March 31, 2015 was $693. Cash provided by financing since inception was $10,000 from the sale of shares to our officer, $24,200 resulting from the sale of our common stock to 46 independent investors, and, through the date hereof, $1,775,000 resulting from the sale of our Investor Notes in the Notes Offering. Although we are raising funds through the financing of the Notes Offering, we have used $1,151,000 of the net proceeds derived from our issuance of the Investors Notes to provide Bridge Financing to the Target Companies for working capital, in accordance with the terms of the LOI. We are using the remainder of the net proceeds of the Notes Offering for general working capital purposes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act of 1934 (the “Exchange Act”), we are not required to provide disclosure under this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, Frank Terzo, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act as of March 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2015, our disclosure controls and procedures are not effective and are not presently designed at a level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

1.             As of March 31, 2015, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Since May 21, 2014, the Company has conducted a number of closings in which it has sold its eight month 10% Secured Convertible Promissory Notes to a limited number of non-U.S. persons in a private placement (the “Notes Offering”) pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of, and Rule 506 of Regulation D and Regulation S under, the Securities Act.

As referenced in Item 2 of Part I, on October 31, 2014, we signed the amended LOI with the Target Company relating to the Bridge Financing which increased the aggregate principal amount of the Notes Offering to $1,500,000. The LOI was further amended on February 23, 2015 to increase the Bridge Financing to an aggregate principal amount of $1,750,000. On February 20, 2015, April 4, 2015 and April 10, 2015, the Company closed on the offer and sale of $30,000, $154,000 and $71,000, respectively, in principal amounts of the Investor Notes to certain investors. As of April 10, 2015, the Company had closed on an aggregate principal amount of $1,755,000 of the Investor Notes.

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

On January 6, 2015, two of the Investor Notes which were to mature on January 20, 2015, in the aggregate principal amount of $500,000 were extended until April 20, 2015. These two notes have been further extended until October 20, 2015. On February 2, 2015, one of the Investor Notes in the principal amount of $120,000 was extended until June 3, 2015. On March 15, 2015, one of the Investor Notes in the principal amount of $60,000 was extended until July 17, 2015, one of the Notes in the principal amount of $90,000 was extended until July 15, 2015 and one of the Notes in the principal amount of $99,000 was extended until July 15, 2015. On March 17, 2015, one of the Investor Notes in the principal amount of $30,000 was extended until August 14, 2015.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description
31.1/31.2	Certification of the Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2*	Certification of the Chief Executive and Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

*	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 20, 2015.

Urban Hydroponics, Inc.

/s/ Frank Terzo
By: Frank Terzo
(Principal Executive Officer)

