Form 10-K
period 2015-06-30
Urban Hydroponics, Inc.
filed 2015-10-13
CIK 1336282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015

Commission File Number 000-54118

Urban Hydroponics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	72-1600437
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o CKR Law LLP

1330 Avenue of the Americas, 14th Floor
New York, NY 10019

(Address of Principal Executive Offices)

(561) 543-8882

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 31, 2014, there were 34,400,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding. Of these, 12,400,000 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on December 31, 2014 was $13,020,000, based on the closing price of $1.05 per share for the registrant’s Common Stock on December 31, 2014.

As of September 30, 2015, there were 34,800,000 shares of common stock at a par value of $0.001 per share, issued and outstanding.

Documents Incorporated by Reference: None

URBAN HYDROPONICS, INC.

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of the federal securities laws. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The risk factors discussed elsewhere in this Form 10-K could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements. Urban Hydroponics, Inc. undertakes no obligation to publicly update or revise any forward-looking statements.

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

On December 8, 2010, we entered into a Mineral Extraction Agreement with Roca Cantera Y Marmol, Canteras Acabados Finos related to the extraction of only Mexican shellstone-limestone (“Conchuela”) on the property per its rights as Operator and right to appoint a nominee under the Mineral Rights Revenue Sharing Agreement dated April 24, 2006, between us and Mr. Almarez, as amended on December 8, 2010.

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

Until October 5, 2015, our principal executive offices were located at 224 Datura Street, Suite 505, West Palm Beach, FL 33401. Our current, interim address is: Care of CKR Law LLP, 1330 Avenue of the Americas, 14th Floor, New York, NY 10019. The telephone number is (561) 543-8882.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

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

Recent Developments

Non-Binding Term Sheet

On May 5, 2014, Valor Invest Ltd. (“Valor”), on our behalf, signed a non-binding term sheet (the “Term Sheet”) with 0838373 B.C. Ltd., a British Columbia corporation (“Numbered Company”), Urban Cultivator Inc., a British Columbia corporation (“UC”), BC Northern Lights Enterprises Ltd., a British Columbia corporation (“BCNL”), and W3 Metal Inc., a British Columbia corporation (“W3,” and together with Numbered Company, UC and BCNL, the “Target Companies”), regarding a possible business combination (the “Merger”) involving these companies.  The Target Companies are private companies engaged in the business of manufacturing and selling commercial and residential hydroponic growing systems.

Binding letter of Intent with the Target Companies

On October 3, 2014, we signed a Binding Letter of Intent (LOI), as amended on October 31, 2014 and February 23, 2015, to revise the terms of the proposed Merger with the Target Companies. This LOI replaced the non-binding Term Sheet dated May 5, 2014 and Valor was not a party to the LOI.

Pursuant to the LOI, it is contemplated that a newly-formed, wholly-owned Canadian subsidiary (“Pubco”) of the Company will merge with and into the Target Companies, as a result of which the Target Companies will become wholly-owned subsidiaries of the Company. In connection with the LOI, as amended, and pursuant to its terms, the Company agreed to provide bridge financing (the “Bridge Financing”) to the Target Companies for working capital purposes.   To date, the Company has provided the Target Companies with an aggregate of $1,226,000 in Bridge Financing. The secured promissory notes issued by the Target Companies in the Bridge Financing bear interest at 10% per annum and are secured by a perfected security interest in all of the assets of the Target Companies, subject to certain limited exceptions.

To finance the Bridge Financing and to provide working capital to the Company, the Company has sold an aggregate of $1,970,000 of its 10% Secured Convertible Promissory Notes (the “Investor Notes”) in a private placement to non-US persons in a number of closings from May 21, 2014 through August 5, 2015 (the “Notes Offering”), as further discussed below under “Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales if Unregistered Securities.” We paid a finder $50,000 for introducing the purchasers of the Investor Notes to us.

In addition to the Notes Offering, the Company intends to engage in an additional private placement of its securities for at least an additional $1,000,000 in gross proceeds to the Company (the “Subsequent Offering”) for working capital use post-Merger closing. The closing of the Subsequent Offering and the closing of the Merger is each a condition precedent to the other. There can be no assurances, however, that the Merger and the Subsequent Offering will close as currently planned or at all.

Although the original LOI provides that the proposed Merger was expected to close on or before November 30, 2014, there has been a delay in the preparation of the audited financial statements of the Target Companies for the two fiscal years ended October 31, 2014 and it is now expected that the proposed Merger will close on or before October 31, 2015. There can be no certainty, however, that the Merger will close on that date or at all, that any transactions will be consummated with the Target Companies or that any other business projects will be identified and consummated. The Merger is subject to, among other things, the completion and delivery by the Target Companies to the Company, and the acceptance as satisfactory by the Company, of two year audited and six-month interim consolidated financial statements of the Target Companies.

Because of the delay in the closing of the Merger, nineteen (19) of the Investor Notes in the aggregate principal amount of $970,000 have reached their maturity dates (some of which were previously extended) and are now due and payable in full along with accrued and unpaid interest. Because these Investor Notes are now in default, the interest rate on the Investor Notes has begun to accrue at an annual rate of 12% from the date of default. The Company is in the process of asking the purchasers of these Investor Notes to agree to extend the maturity dates on these Investor Noes to a date after the currently projected closing date of the Merger (October 31, 2015), but there can be no assurance that any of these purchasers will agree to such an extension. If one or more of the purchasers of the Investor Notes demands payment of the principal and accrued interest on his defaulted Investor Note, we might not be able to meet such demand.

Because of the delay in the closing of the proposed Merger, our loans to the Target Companies in the aggregate amount of $1,000,000 became due and payable to us between January 20, 2015 and February 4, 2015. Under the terms of the LOI amendment dated February 23, 2015, we extended the maturity dates on these loans to May 31, 2015. Although these loans are now due and payable, we expect to further amend the LOI to further extend the maturity dates on these loans to a date after the expected closing date of the Merger. Because $1,000,000 of the loans to the Target Companies are now in default, we may be obligated to exercise our rights under the General Security Agreement with the Target Companies if we are not able to extend the maturity dates on the Investor Notes that are now in default.

Upon the closing of the Merger, in accordance with the terms of the LOI, all loans to the Target Companies under the Bridge Financing, including accrued and unpaid interest, will be forgiven. There can be no guarantee, however, that the Merger will close.

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

Reports to Security Holders

We are subject to disclosure filing requirements under the Exchange Act, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The extended delay in the closing of our proposed merger with the Target Companies could result in the failure of our business.

Because of the delay in the closing of the Merger, nineteen (19) of the Investor Notes in the aggregate principal amount of $970, 000 have reached their previously amended maturity dates and are now in default. Also, our loans to the Target Companies in the aggregate amount of $1,000,000 became due and payable on May 31, 2015 and are now in default as well. If the purchasers of the Investor Notes in default do not agree to extend the maturity dates on those notes, we will not be able to repay those notes without raising additional capital, which capital might not be available to us. As a result, we might be forced to exercise our rights under our security agreement with the Target Companies to take possession of the Target Companies collateral (as that term is defined in the security agreement). In any case, we might not be able to repay the purchasers of the defaulted Investor Notes in full or at all. Such an outcome would have an extremely deleterious impact on our business.

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

Since inception, we have had no revenues and incurred a cumulative net loss of $1,297,717 through June 30, 2015.  This raises substantial doubt about our ability to continue as a going concern.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Humberto Bravo beneficially owns approximately 63% of our outstanding common stock.  As a result, he will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board of Directors; (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

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

None.

ITEM 2. PROPERTIES

Until October 5, 2015, the Company’s principal executive office address was 224 Datura Street, Suite 505, West Palm Beach, FL 33401. These principal executive office and facilities were provided by the officer & director of the corporation. The office was used by him for other business interests and was estimated to be sufficient for our business needs. Our current, interim address is c/o CKR Law LLP, 1330 Avenue of the Americas, 14th Floor, New York, NY 10019.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUIOTY SECURITIES

Market Information

Our common stock currently trades on the OTC Markets Group Inc. QB Tier under the symbol URHY. There has been a minimal amount of active trading of our common stock during the year ended June 30, 2015 and there is no assurance that a regular trading market will ever develop. As reported by OTC Markets, Inc., the closing price of our common stock on September 30, 2015 was $0.85.

Holders

As of the date of this report there were 19 holders of record of our Common Stock, based on information provided by our transfer agent.

Dividends

To date, we have not paid dividends on shares of our Common Stock and we do not expect to declare or pay dividends on shares of our Common Stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

On February 15, 2015, we issued 400,000 shares of our common stock to the designee of a former service provider in exchange for settlement in full of an outstanding balance of $211,138.07 for services provided by such service provider. This issuance was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act.

Between May 21, 2014 and August 5, 2015, we held multiple closings of out Notes Offering in which we sold an aggregate of $1,970,000 in principal amount of our 10% Secured Convertible Promissory Notes (the “Convertible Promissory Notes”) to a total of twenty three (23) investors.

On August 21, 2015, we entered into a professional relations and consulting agreement with Acorn Management Partners, LLC (“Acorn”) pursuant to which in exchange for the development of a market awareness program for us and along with certain cash compensation we agreed to issue to Acorn 25,000 restricted shares of our common stock upon signing, 25,000 additional restricted shares if we extend the agreement for a second three month period and an additional 25,000 restricted shares for every six month extension thereafter so long as certain benchmarks are met by Acorn. We have not yet issued the initial 25,000 shares to Acorn. This issuance is exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act.

On September 8, 2015, we entered into an investor relations services agreement with Hilton Advisory Group, Inc. (“Hilton”) pursuant to which in exchange for the provision of internet based corporate development services for us and along with certain cash compensation we agreed to issue to Hilton 20,000 restricted shares of our common stock upon signing. We have not yet issued these shares to Hilton. This issuance is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

The Investor Notes were offered and sold in the Notes Offering to a limited number of non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act, provided by Section 4(a)(2) thereof, and Regulation S thereunder.

We paid a $50,000 finder fee to one consultant in connection with the offer and sale of the Convertible Promissory Notes in the Notes Offering.

We have used $1,226,000 of the net proceeds derived from our issuance of the Convertible Promissory Notes to provide the Bridge Financing to the Target Companies for working capital purposes. The Bridge Financing is evidenced by Secured Bridge Loan Promissory Notes from the Target Companies to us. We are using the remainder of the net proceeds of the Notes Offering for general working capital purposes.

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

As discussed above, $970,000 in principal amount of the Investor Notes have reached their maturity dates and are in default. We are in discussions with the purchasers of these notes to further extend the maturity dates, however, there can be no assurances that we will be successful in these efforts.

Securities Authorized For Issuance Under The Equity Compensation Plans

In April 2012, we adopted the 2012 Plan.   The 2012 Plan was approved by our Board of Directors and the Majority Shareholder. In May 2014, the number of shares of our common stock reserved for issuance under the 2012 Plan was reduced to 380,000 from 7,000,000 shares. This reduction was adopted in view of our 20 for 1 forward stock split in the form of a dividend, which, taking into account the automatic adjustment provisions for stock dividends set forth in Section 14(a) (iii) of the 2012 Plan, resulted in 7,600,000 shares of our common stock being available for grant under the 2012 Plan following effectiveness of the forward stock split. This change was approved by the Majority Shareholder on May 31, 2014.

We have not maintained any other equity compensation plans since our inception.

The following table provides information as of June 30, 2015, with respect to the shares of common stock that were available for issuance under the 2012 Plan:

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

Penny Stock Rules

The trading in our shares is regulated by Securities and Exchange Commission Rule 15g-9 which established the definition of a “penny stock.”

The Securities and Exchange Commission Rule 15g-9 establishes the definition of a “penny stock”, for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the broker/dealer relating to the penny stock market, which, in highlight form, (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Before you trade a penny stock your broker is required to tell you the offer and the bid on the stock, and the compensation the salesperson and the firm receive for the trade. The firm must also mail a monthly statement showing the market value of each penny stock held in your account.

Stock Transfer Agent

Our stock transfer agent is Island Stock Transfer, 100 2nd Ave., South, Suite 705S, St. Petersburg, FL 33701.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least into the second quarter of fiscal 2016.  The Company expects to finance its operations primarily through one or more future financings.  However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have generated minimal operating revenues since our inception. We had an accumulated deficit of $1,086,900 as of June 30, 2015. Our continuation as a going concern is dependent upon future events, including our ability to identify a suitable business combination, to raise additional capital and to generate positive cash flows.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

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

Results of Operations

Year Ended June 30, 2015, compared to Year Ended June 30, 2014

During the years ended June 30, 2015 and 2014, we did not generate any revenues. During the year ended June 30, 2015, we incurred $788,224 in general and administrative expenses and $136,943 in interest expense. During the year ended June 30, 2014 we incurred $292,185 in general and administrative expenses and $6,422 in interest expense. The increase in general and administrative expense from the same period in 2014 is mainly due to increased consulting and legal expenses. For the year ended June 30, 2015 we generated $94,946 in interest income. For the year ended June 30, 2014 we generated $5,379 in interest income.

Liquidity and Capital Resources

Our cash in the bank at June 30, 2015 was $45,115. There was $1,449,472 provided by financing activities for the year ended June 30, 2015.

Cash provided by financing since inception was $256,200 from the sale of shares, $1,935,000 from the sale of our Convertible Promissory Notes and $56,162 from related party loans.

We estimate our general and administrative costs will require approximately $575,000 for the fiscal year ending June 30, 2016, exclusive of any business acquisition or combination costs.  To meet these expected costs, we plan to use our existing working capital and to raise any necessary funds through loans from affiliates or others.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Frank Terzo, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Frank Terzo, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

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

As of June 30, 2015, our management, consisting of Frank Terzo, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Frank Terzo, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2015, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Set forth in the table below is the name and age of each director and executive officer of Urban Hydroponics, Inc. as of the date of this annual report, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

NAME	AGE	POSITION(S)
Frank Terzo (1)	56	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

(1)	Mr. Terzo was appointed to his offices/positions on February 27, 2014, and is expected to hold his offices/positions until we engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

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

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended June 30, 2015 and 2014 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2015; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the fiscal year ended June 30, 2015; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended June 30, 2015 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended June 30, 2015.

		Summary Compensation Table
Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Frank Terzo President, Secretary, Treasurer (1)	2015	0	0	0	0	0	0	43,972	43.972
	2014	0	0	0	0	0	0	67,334	67.334

(1)	As of February 27, 2014, Mr. Terzo was appointed as our sole officer and director.

Employment/Consulting Agreements

On May 15, 2014, we entered into a consulting agreement with Mr. Terzo, pursuant to which we agreed to pay Mr. Terzo a monthly fee of $6,500 for his services to us as our Chief Executive Officer. This agreement has an effective date of March 1, 2014 and ends on February 28, 2015 (the “Initial Term”). The agreement may be renewed thereafter by mutual consent of the parties. If the agreement is terminated by us for any reason before the end of the Initial Term, we will be required to pay Mr. Terzo in full all unpaid compensation to the end of the Initial Term whether accrued or not yet accrued. We will reimburse Mr. Terzo for all reasonable pre-approved out-of-pocket expenses incurred by Mr. Terzo in connection with his role as our Chief Executive Officer. This agreement with Mr. Terzo has been extended on a month to month basis.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Frank Terzo (1)	—	—	—	—	—	—	—	—	—
(1)						As of February 27, 2014, Mr. Terzo was appointed as our sole officer and director.

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

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us through June 30, 2015.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Terzo	112,466	0	0	0	0	0	112,466

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

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Urban Hydroponics, Inc., c/o CKR Law LLP, 1330 Avenue of the Americas, 14th Floor, New York, NY 10019.

Title of Class:  Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Frank Terzo	0	0.0%

All directors and executive officers as a group (1 person)	0	0.0%

Humberto Bravo	22,000,000	63.2%
3707 Fifth Ave., #351 San Diego, CA 92103

[1]	Except as otherwise indicated, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed, which includes shares of common stock that such persons have the right to acquire within 60 days from September 30, 2015.

[2]	Percentages are based upon 34,800,000 shares of our common stock outstanding as of September 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loan from a related party is from Mr. Shafiq Nazerali, principal of Valor. As of June 30, 2015 the loan balance is $56,162. All funds provided to the Company by him are unsecured and he has agreed to forego any penalties or interest should the Company be unable to repay any of the funds provided.

On May 15, 2014, The Company entered into a Consulting Agreement with Frank Terzo and Accelerated Growth Ventures (the “Consultant”). Whereas the “Consultant” has provided Chief Executive Officer, President, Treasurer and Secretary services to the Company since February 27, 2014 (March 1, 2014 the “Effective Date”) the Company agrees to a minimum term for his services of 12 months from the Effective Date with compensation of $6,500 (six thousand, five hundred dollars) per month. The Company will reimburse the “consultant” for all reasonable pre-approved out of pocket expenses in connection with the services rendered under this agreement. The Company may terminate the “consultant” on five days prior written notice if he is unable to perform any of the duties covered by this Agreement. The “Consultant” may terminate this Agreement on thirty days prior written notice. As of June 30, 2015, the Company had paid Mr. Terzo $112,466 under this agreement.

On May 1, 2014, the Company entered into a Consulting and Finder’s Fee Agreement with ZMAX Capital Corp., a Florida Corporation (’ZMAX), whose President and Director is Shafiq Nazerali. ZMAX is also a shareholder of this Company. Pursuant to this agreement, the Company agreed to pay ZMAX a $50,000 (fifty thousand dollars) fee in connection with the successful closing of the Company’s Notes Offering. As of June 30, 2015, the Company had paid ZMAX $50,000 under this agreement.

Effective June 1, 2014, the Company entered into a Consulting Services Agreement with ZMAX pursuant to which the Company agreed to pay ZMAX a monthly fee of $10,000 for a period of 12 months for certain management, business development, corporate finance and other related services to be provided to the Company by ZMAX. As of June 30, 2015, the Company had paid ZMAX $87,948 under this agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended June 30, 2015 and 2014, is set forth in the table below:

Fee Category	Fiscal year ended June 30, 2015	Fiscal year ended June 30, 2014

Audit fees (1)	$17, 800	$17,800
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$17, 800	$17,800

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board of Directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our Board of Directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended June 30, 2015, were approved by our Board of Directors.

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

In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, please remember that, while these exhibits constitute public disclosure under the federal securities laws, they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Exhibit Number	SEC Report Reference No.	Description of Exhibit
3.1	3.01	Articles of Incorporation (1)
3.2	3.1	Certificate of Amendment to Articles of Incorporation (2)
3.3	3.2	Bylaws (1)
4.1	4.1	Form of 10% Secured Convertible Promissory Note of the Registrant (3)
4.2	4.2	Bridge Loan Promissory Note in favor of the Registrant dated May 21, 2014 (3)
10.1	10.1	Waiver and Release Agreement Dated June 30, 2013 by and between the Registrant and Jorge Alberto Almarez (4)
10.2	10.2	Waiver and Release Agreement Dated June 30, 2013 by and between the Registrant and Roca Cantera Y Marmol Canteras Acabados Finos (4)
10.3	10.1	Form of 10% Note Securities Purchase Agreement of the Registrant (3)
10.4	10.2	Bridge Loan Agreement by and among the Registrant and the other parties thereto dated May 21, 2014 (3)
10.5	10.3	Form of General Security Agreement by and among Registrant and the other parties thereto dated as of May 21, 2014 (3)
10.6	10.6	Consulting and Finder’s Fee Agreement dated May 1, 2014 by and between the Registrant and ZMAX Capital Corp. (4)
10.7	10.7	Consulting Agreement dated May 15, 2014 by and between the Registrant, Frank Terzo and Accelerated Growth Ventures, Inc. (4)
10.8	10.8	Consulting Services Agreement dated June 1, 2014 by and between the Registrant and ZMAX Capital Corp. (4)
10.9	*	Professional Relations and Consulting Agreement dated July 6, 2015 by and between the Registrant and Acorn Management Partners, LLC
10.10	*	Investor Relations Service Agreement dated September 4, 2015 by and between the Registrant and Hilton Advisory Group, Inc.
31.1/31.2	*	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1/32.2	*	Certifications of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
21.1	*	List of Subsidiaries
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC (SEC File Number 333-171307) on December 21, 2010.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC (SEC File Number 000-54118) on July 9, 2014.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC (SEC File Number 000-54118) on May 28, 2014.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC (SEC File Number 000-54118) on October 14, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URBAN HYDROPONICS, INC.

October 13, 2015	By: /s/ Frank Terzo
Frank Terzo, President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Terzo	Director	October 13, 2015
Frank Terzo

URBAN HYDROPONICS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2014

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Urban Hydroponics Inc.

I have audited the accompanying balance sheets of Urban Hydroponics Inc. (A Development Stage Company) as of June 30, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Hydroponics Inc., (A Development Stage Company) as of June 30, 2015 and 2014, and the results of its operations and cash flows for the years ended June 30, 2015 and 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

October 5, 2015

Urban Hydroponics, Inc. (formerly Placer Del Mar, Ltd.)

(A Development Stage Company)

Balance Sheets

	(Unaudited)
	Year Ended	Year Ended
	June 30, 2015	June 30, 2014

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$45,115	$77
Bridge Loans	1,211,000	520,000
Bridge loans accrued interest	100,325	5,379
Total current assets	1,356,440	525,456

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$265,904	$267,368
Secured loans	1,935,000	620,000
Secured loans accrued interest	140,891	6,422
Loan from related party	56,162	56,162
Total current liabilities	2,397,957	949,952

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 authorized; none issued at June 30, 2015 and 2014 respectively.	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 34,800,000 shares issued and outstanding at June 30, 2015 and 34,400,000 at June 30, 2014 respectively.	34,800	34,400
Additional paid-in capital	221,400	9,800
Deficit accumulated during development stage	(1,297,717)	(467,496)
TOTAL STOCKHOLDERS’ EQUITY	(1,041,517)	(423,296)

TOTAL LIABILITITES AND STOCKHOLDERS’ EQUITY	$1,356,440	$526,656

See Notes to Financial Statements

Urban Hydroponics, Inc. (formerly Placer Del Mar, Ltd.)

(A Development Stage Company)

Statements of Operations

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014

REVENUES
Revenues	—	—
TOTAL REVENUES	$—	$—

OPERATING COSTS
Administrative expenses	788,224	292,185
TOTAL OPERATING COSTS	$788,224	$292,185
OTHER EXPENSE
Interest expense	136,943	6,422
TOTAL OTHER EXPENSE	136,943	6,422

TOTAL EXPENSE	$925,167	$298,607

NET ORDINARY INCOME (LOSS)	(925,167)	(298,607)
OTHER INCOME/EXPENSE
Other income
Interest income	94,946	5,379
TOTAL OTHER INCOME/EXPENSE	94,946	5,379

NET INCOME(LOSS)	$(830,221)	$(293,228)

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,800,000	34,400,000

See Notes to Financial Statements

Urban Hydroponics, Inc. (formerly Placer Del Mar, Ltd.)

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

				Deficit
				Accumulated
		Common		During
	Common Stock	Stock Amount	Additional Paid-in Capital	Development Stage	Total
Balance May 13, 2005	—	$—	$—	$—	$—
Stock issued for cash on May 20, 2005				—
at $0.001 per share	20,000,000	20,000	(10,000)	—	10,000
Stock issued for cash on June 14, 2005
at $0.001 per share	8,400,000	8,400	(4,200)	—	4,200
Stock issued for cash on June 30, 2005
at $0.001 per share	4,000,000	4,000	16,000	—	20,000
Net loss June 30, 2005				(3,500)	(3,500)
Balance June 30 2005	1,620,000	$32,400	$1,800	$(3,500)	$30,700
Stock issued for services on May 22, 2006
at $0.01 per share	2,000,000	2,000	8,000	—	10,000
Net loss June 30, 2006				(25,885)	(25,885)
Balance, June 30, 2006	3,620,000	34,400	9,800	(29,385)	14,815
Net loss June 30, 2007				(29,105)	(29,105)
Balance June 30, 2007	3,620,000	34,400	9,800	(58,490)	(14,290)
Net loss June 30, 2008				(18,023)	(18,023)
Balance June 30, 2008	3,620,000	34,400	9,800	(76,513)	(32,313)
Net loss June 30, 2009				(24,649)	(24,649)
Balance June 30, 2009	3,620,000	34,400	9,800	(101,162)	(56,962)
Net Loss June 30, 2010				(10,646)	(10,646)
Balance June 30, 2010	3,620,000	34,400	9,800	(111,808)	(67,608)
Net profit June 30, 2011				100,100	100,100
Balance June 30, 2011	3,620,000	34,400	9,800	(11,708)	32,492
Net loss June 30, 2012				(106,168)	(106,168)
Balance June 30, 2012	3,620,000	34,400	9,800	(117,876)	(73,676)
Net loss June 30, 2013				(57,591)	(57,591)
Balance June 30, 2013	3,620,000	34,400	9,800	(175,467)	(131,267)
Net loss June 30, 2014				(292,029)	(292,029)
Balance June 30, 2014	34,400,000	34,400	9,800	(467,496)	(423,296)
Stock issued for services on April 19, 2015	400,000	400	211,600		212,000
Net loss June 30,2015				(830,221)	(830,221)
Balance June 30, 2015	34,800,000	34,800	221,400	(1,297,717)	(1,041,517)

See Notes to Financial Statements

Urban Hydroponics, Inc. (formerly Placer Del Mar, Ltd.)

(A Development Stage Company)

Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(830,221)	$(293,228)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bridge Loans	(691,000)	(520,000)
(Accrued Interest bridge loans)	(94,949)	(5,379)

Changes in operating assets and liabilities:
Accounts receivable	—	—
Accounts payable and accrued expenses	(264)	166,329
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,616,434)	(652,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	—	25,934
Proceeds of loan from shareholder	—	—
Proceeds from secured promissory notes	1,315,000	620,000
Accrued interest from secured promissory notes	134,472	6,421
Issuance of common stock	212,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,661,472	652,355

NET INCREASE (DECREASE) IN CASH	45,038	77
CASH AT BEGINNING OF PERIOD	77	—
CASH AT END OF PERIOD	$45,115	$77

NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Increase in mining rights license and long -term liabilities	—	—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$—	$—

Income Taxes	$—	$—

See Notes to Financial Statements

Urban Hydroponics, Inc. (formerly Placer Del Mar, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2015

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

Urban Hydroponics, Inc. (formerly Placer Del Mar, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2015

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

Urban Hydroponics, Inc. (formerly Placer Del Mar, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2015

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3.        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported no revenue for the years ended June 30, 2015 and 2014 respectively. The Company has generated net losses of $1,297,717 during the period from May 13, 2005 (inception) to June 30, 2015. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations and this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4.        RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. The officer/director of the Company is involved in other businesses. This could create a conflict between the Company and his other business interests. The Company has not formulated a policy for the resolution of such a conflict should one arise.

Loan from a related party is from Mr. Shafiq Nazerali. Mr. Nazerali is the principal of Valor Invest Ltd. (“Valor”). As of June 30, 2015 the loan balance is $56,162. All funds provided to the Company by him are unsecured and he has agreed to forego any penalties or interest should the Company be unable to repay any of the funds provided.

NOTE 5.        INCOME TAXES

As of June 30, 2015

Deferred tax assets:
Net operating tax carryforward	$1,297,717
Tax rate	34%
Gross deferred tax assets	441,224
Valuation allowance	(441,224)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6.        NET OPERATING LOSSES

As of June 30, 2015, the Company has a net operating loss of $1,297,717. Net operating loss expires twenty years from the date the loss was incurred.

Urban Hydroponics, Inc. (formerly Placer Del Mar, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2015

NOTE 7.        STOCK TRANSACTIONS

On May 20, 2005, the Company issued 20,000,000 shares of common stock for cash at $0.01 per share (post-split basis).

On June 14, 2005, the Company issued 8,400,000 shares of common stock for cash at $0.01 per share (post-split basis).

On June 30, 2005, the Company issued 4,000,000 shares of common stock for cash at $0.10 per share (post-split basis).

On May 22, 2006, the Company issued 2,000,000 shares of common stock for services at $0.10 per share (post-split basis).

On May 28, 2014, the Board of Directors of the Company approved a 20-for-1 forward stock split on its common stock outstanding in the form of a dividend, with a Record Date of June 19, 2014.   This stock split in the form of a dividend entitled each common stock shareholder as of the Record Date to receive nineteen (19) additional shares of common stock for each one (1) share owned.  Additional shares issued as a result of the stock split were distributed on the Payment Date.  Shareholders did not need to exchange existing stock certificates and received a new certificate reflecting the newly issued shares.

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

On February 15, 2015, the Company issued 400,000 shares (post-split basis to the designee of a former service provider in exchange for settlement in full of an outstanding balance of $211,138.07 ($212,000 rounded up) for services provided by such service provider.

As of June 30, 2015 the Company had 34,800, 000 shares of common stock issued and outstanding.

Unregistered Sale of Equity Securities

Between May 21, 2104 and August 5, 2015 held multiple closings and sold an aggregate of $1,970,000 in principle amount of its 10% Secured Convertible Promissory Notes (the “Investor Notes”) to twenty three (23) investors (the “Investors”). The Investor Notes were offered and sold in a private placement (the “Notes Offering”) to a limited number of non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of, and Regulation S under, the Securities Act. There may be additional closings on the Investor Notes, up to an aggregate principal amount of $2,000,000. The Company has paid a finder fee of $50,000 for introducing the Investors to the Company.

The Company has used $1,226,000 of the net proceeds derived from its issuance of the Investor Notes to provide bridge financing (“Bridge Financing”) to 0838373 B.C. Ltd., a British Columbia corporation (a “Numbered Company”), Urban Cultivator Inc. a British Columbia Corporation (“UC”) BC Northern Lights Enterprises Ltd., a British Columbia corporation (“BCNL”), and W3 Metal Inc., a British Columbia corporation (“W3,” and together with Numbered Company, UC and BCNL, the “Borrowers”) for working capital purposes. The Bridge Financing is evidenced by a Secured Bridge Loan Promissory Note from the Borrowers to the Company (the “Bridge Notes”).

Urban Hydroponics, Inc. (formerly Placer Del Mar, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2015

NOTE 7.        STOCK TRANSACTIONS (continued)

On May 5, 2014, Valor, on behalf of the Company, signed a non-binding term sheet (the “Term Sheet”) with the Borrowers regarding a possible business combination (the “Merger”) involving these companies. The Borrowers are private companies engaged in the business of manufacturing and selling commercial and residential hydroponic growing systems. On October 3, 2014, the Company signed a Binding Letter of Intent (LOI), as amended on October 31, 2014 and February 23, 2015, to revise the terms of the proposed Merger with the Borrowers. This LOI replaced and superseded the Term Sheet and Valor was not a party to the LOI. Pursuant to the terms of the LOI, it is contemplated that a newly-formed, wholly-owned subsidiary of the Company will merge with and into the Borrower, as a result of which the Company will acquire all of the issued and outstanding capital stock of the Borrowers and the Borrowers will become wholly-owned subsidiaries of the Company.

Although the LOI is binding, there can be no assurance that the Merger will take place. The Bridge Financing to the Borrowers was completed as contemplated by the Term Sheet and the LOI.

The Investor Notes bear interest at a rate of 10% per annum and are for a term of eight (8) months (“Maturity”). The Investor Notes are automatically convertible, subject to a 4.99% conversion blocker, upon closing of the Merger into units (the “Units”), at a conversion price of $0.30 per Unit. Each Unit consists of one (1) share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and a warrant to purchase one (1) share of Common Stock at an exercise price of $0.35 per share for two (2) years. The shares of Common Stock that would be issued as a result of conversion of the Investor Notes (and upon exercise of the related warrants) carry certain registration rights. Upon the closing of the Merger, the Company shall issue to each of the Investors warrants (the “Bridge Warrants”) to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of shares of Common Stock comprising the Units, exercisable at a price of $0.35 per share, exercisable for two (2) years from the closing of the Merger. The Bridge Warrants will have weighted average anti-dilution protection. If the Merger does not close, the Investor Notes must be repaid.

The Investor Notes and the Bridge Notes are secured by all of the assets of the Borrowers. This security interest is subordinated to that of a certain bank providing an existing credit facility to the Borrowers. The Bridge Notes are for a term of eight (8) months from the initial closing of the Bridge Financing, and bears interest at the rate of 10% per annum. All obligations under the Bridge Notes will be deemed repaid in full and canceled upon the closing of the Merger. If the Merger does not close, the Bridge Notes must be repaid.

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

A default by Borrowers under the Bridge Notes, including but not limited to the failure to repay the Bridge Notes at Maturity if the Merger doesn’t close, will cause the full principal amount of the Bridge Notes, at the Company’s option, to become immediately due and payable in cash. In addition, upon an event of default, the Bridge Notes will begin to bear interest at a rate of 12% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, which interest rate will continue until all defaults are cured.

Because of the delay in the closing of the Merger, nineteen (19) of the Investor Notes in the aggregate principle amount of $970,000 have reached their maturity dates (some of which were previously extended) and are now due and payable in full along with accrued and unpaid interest. Because these Investor Notes are now in default, the interest rate has begun to accrue at an annual rate of 12% from the date of the default. The company is in the process of asking the Investors to agree to extend the maturity date on these Investor Notes to a date after the currently after the currently projected closing date of the Merger (October 31, 3015), but there can be no assurance that any of the Investors will agree to such an extension. If one or more of the Investors demands payment of the principal and accrued interest on his defaulted Investor Note, the Company might not be able to meet such demand.

Urban Hydroponics, Inc. (formerly Placer Del Mar, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2015

Because of the delay in the closing of the proposed Merger, the Company’s loans to the Borrowers in the aggregate amount of $1,000,000 became due and payable to the Company between January 20, 2015 and February 4, 2015. Under the terms of the LOI amendment dated February 23, 2015, the Company agreed to extend the maturity dates on the Bridge Notes relating to these loans to May 31, 2015. Although these loans are now due and payable and are in default, the Company expects to further amend the LOI to further extend the maturity dates on the Bridge Notes relating to these loans to a date after the expected closing date of the Merger. Because $1,000,000 of the loans to the Borrowers are now in default, the Company may be obligated to exercise its rights under the General Security Agreement with the Borrowers if it is not able to extend the maturity dates on the Investor Notes that are now in default.

In addition to the Notes Offering, the Company intends to engage in an additional private placement of the Units for at least an additional $1,000,000 in gross proceeds to the Company (the “Subsequent Offering”), for post- merger working capital. The closing of the Subsequent Offering and the closing of the Merger is each a condition precedent to the other.

NOTE 8.        STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2014:

•	Preferred stock, $ 0.001 par value; 10,000,000 shares authorized; none issued.
•	Common stock, $ 0.001 par value: 300,000,000 shares authorized; 34,800,000 shares issued and outstanding.

NOTE 9.        AMENDED PROMISSORY NOTES

Between May 21, 2014 and December 17, 2014, the Company issued $1,500,000 in aggregate principal amount of the Investor Notes (10% Convertible Secured Promissory Notes), all, with eight month maturities. These Investor Notes became due and payable under their original terms between January 20, 2015 and, most recently, August 16, 2015. Of this $1,500,000, Investor Notes in the aggregate principal amount of $530,000 have been amended to extend their maturity dates and are not yet due and payable under their extended maturity date terms. Investor Notes in the aggregate principal amount of $816,000 have been amended to extend their maturity dates but the amended maturity dates for these Investor Notes have been reached and these Investor Notes are now due and payable in full, along with accrued interest, and are in default. An additional $154,000 in principal amount of the Investor Notes have reached their maturity dates, have not had their maturity dates extended and are in default as well.

The Company is in the process of asking the Investors in the defaulted Investor Notes to agree to further extend the maturity dates on their Investor Notes to a date after the currently projected closing date of the Merger (October 31, 3015), but there can be no assurance that any of such Investors will agree to such an additional extension. If one or more of such Investors demands payment of the principal and accrued interest on his defaulted Investor Note, the Company might not be able to meet such demand.

Urban Hydroponics, Inc. (formerly Placer Del Mar, Ltd.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2015

NOTE 10.      SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2015 up through date the Company issued these financial statements. During this period, the Company reports the following;

Although the LOI provides that the proposed Merger is expected to close on or before November 30, 2014, there has been a delay in the preparation of the audited financial statements of the Target Companies and it is now expected that the proposed Merger will close on or about October 31, 2015, although there can be no assurance that this will, in fact, happen.

