Form 10-Q
period 2015-09-30
Urban Hydroponics, Inc.
filed 2015-11-16
CIK 1336282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

Commission File Number 000-54118

Urban Hydroponics, Inc.

(Name of registrant as specified in its charter)

Nevada	72-1600437
(State of Incorporation)	(IRS Employer (ID Number)

c/o CKR Law LLP, 1330 Avenue of the Americas, 14th Floor, New York, NY 10019

(561) 543-8882

(Address and telephone number of principal executive offices)

224 Datura Street, Suite 505

West Palm Beach, FL 33401

(Former Address of principal executive offices)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,800,000 shares of common stock, par value $0.001, as of November 10, 2015.

TABLE OF CONTENTS

FORM 10-Q

URBAN HYDROPONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on October 13, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

URBAN HYDROPONICS, INC.
(A Development Stage Company)
Balance Sheets
(Stated in U.S. Dollars)

	(Unaudited)
	Three Months Ended	Year Ended
	September 30, 2015	June 30, 2015

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,105	$45,115
Bridge Loans	1,226,000	1,211,000
Bridge loans accrued interest	131,362	100,325
Total current assets	1,359,467	1,356,440

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$337,805	$265,904
Secured loans	1,970,000	1,935,000
Secured loans accrued interest	195,474	140,891
Loan from related party	56,162	56,162
Total current liabilities	2,559,441	2,397,957

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 10,000,000 authorized; none issued at September 30, 2015 and 2014 respectively.	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 34,800,000 shares issued and outstanding at September 30, 2015 and June 30, 2015 respectively.	34,800	34,800
Additional paid-in capital	221,400	221,400
Deficit accumulated during development stage	(1,456,174)	(1,297,717)
TOTAL STOCKHOLDERS’ EQUITY	(1,199,974)	(1,041,517)

TOTAL LIABILITITES AND STOCKHOLDERS’ EQUITY	$1,359,467	$1,356,440

See the accompanying notes to the condensed financial statements

URBAN HYDROPONICS, INC.
(A Development Stage Company)
Statement of Operations
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014

REVENUES
Revenues	—	—
TOTAL REVENUES	$—	$—

OPERATING COSTS
Administrative expenses	137,886	153,364
TOTAL OPERATING COSTS	$137,886	$153,364
OTHER EXPENSE
Interest expense	52,108	22,249
TOTAL OTHER EXPENSE	52,108	22,249

TOTAL EXPENSE	$189,994	$175,613

NET ORDINARY INCOME(LOSS)	(189,994)	(175,613)
OTHER INCOME/EXPENSE
Other income
Interest income	31,038	18,920
TOTAL OTHER INCOME/EXPENSE	31,038	18,920

NET INCOME(LOSS)	$(158,956)	$(156,693)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	34,800,000	34,400,000

See the accompanying notes to the condensed financial statements.

Urban Hydroponics, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(158,956)	$(156,693)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Bridge Loans	(15,000)	(120,000)
(Accrued Interest bridge loans)	(31,037)	(18,919)
Changes in operating assets and liabilities:
Accounts receivable	—	—
Accounts payable and accrued expenses	74,876	(5,744)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(130,117)	(301,356)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	—	—
Proceeds of loan from shareholder	—	—
Proceeds from secured promissory notes	35,000	381,000
Accrued interest from secured promissory notes	52,107	22,249
Issuance of common stock	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	87,107	101,893

NET INCREASE (DECREASE) IN CASH	(43,010)	77
CASH AT BEGINNING OF PERIOD	45,115	—

CASH AT END OF PERIOD	$2,105	$101,970

NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Increase in mining rights license
and long -term liabilities	—	—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$—	$—

Income Taxes	$—	$—

See the accompanying notes to the condensed financial statements.

Urban Hydroponics, Inc.

An Exploration Stage Company

Notes to Condensed Financial Statements

As of September 30, 2015

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Urban Hydroponics, Inc. (f/k/a) Placer Del Mar, Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Urban Hydroponics’ Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K, for the year ended June 30, 2015, have been omitted. It is management’s opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has reported revenue of $197,927 during the period from May 13, 2005 (inception) to September 30, 2015, the Company generated a net loss of $1,456,173 during the same period. This condition raises substantial doubt about the Company’s ability to continue as a going concern. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional funding for operations; this additional funding may be raised through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to obtain. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

Note 3. Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will not report inception to date financial information.

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

Urban Hydroponics, Inc.

An Exploration Stage Company

Notes to Condensed Financial Statements

As of September 30, 2015

(Unaudited)

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance. Therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the currently, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

Urban Hydroponics, Inc.

An Exploration Stage Company

Notes to Condensed Financial Statements

As of September 30, 2015

(Unaudited)

Note 4. Unregistered Sale of Equity Securities

On August 28, 2015, the Company closed on the offer and sale of $35,000 of its 10% Secured Convertible Promissory Notes (the “Investor Notes”) to one investor who is a non-US person. The Investor Notes were offered and sold as part of a private placement that had its initial closing on May 21, 2014 (the “Notes Offering”), pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of, and Regulation D and Regulation S under, the Securities Act.

The Company used $15,000 of the gross proceeds derived from its issuance of the Investor Notes to provide additional bridge financing (“Bridge Financing”) to Urban Cultivator Inc., a British Columbia corporation, for working capital purposes. The Bridge Financing is evidenced by a Secured Bridge Loan Promissory Note from the Borrowers to the Company.

Note 5. Loan from Shareholder

Loan from shareholder represents funds loaned to the company by an officer and director. As of September 30, 2015 the loan balance is $56,162. The funds provided to the Company are unsecured and he has agreed to forego any penalties or interest should the Company be unable to repay any funds provided.

Note 6. Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2015 and up through date the Company issued these financial statements and determined there were no reportable events other than that indicated below:

On October 30, 2015, the Company closed on the offer and sale of an additional $30,000 of its 10% Secured Convertible Promissory Notes to two investors. The Investor Notes were offered and sold as part of the Notes Offering to one accredited investor and one non-U.S. person pursuant to the exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) of, and Regulation D and Regulation S under, the Securities Act.

On October 27, 2015, the Company entered into a business advisory services agreement with EGM Firm Inc. (“EGM”) pursuant to which in exchange for the provision of certain business development services the Company agreed to pay a cash fee of $15,000 and to issue to EGM 10,000 restricted shares of its common stock upon the signing of the agreement. The Company has not yet issued these shares to EGM. This issuance is exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2) thereof.

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

In the course of its development activities, the Company has sustained loss of $158,956 and $156,693 in the three months ending September 30, 2015 and 2014, respectively. The Company expects to finance its operations primarily through one or more future financings and by the consummation of the Merger (as defined and described below) and transactions contemplated thereby. However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.

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

General Overview

The Company was incorporated in the State of Nevada on May 13, 2005 as Placer Del Mar. Ltd. Historically, we were engaged in the business of exploring for minerals. In June 2013, management determined to discontinue mineral exploration activities and to focus on attempting to acquire other assets or business operations that would maximize shareholder value.

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

Pursuant to the LOI, it is contemplated that a newly-formed, wholly-owned Canadian subsidiary of the Company will merge with and into the Target Companies, as a result of which the Target Companies will become wholly-owned subsidiaries of the Company. In connection with the LOI, as amended, and pursuant to its terms, the Company agreed to provide bridge financing (the “Bridge Financing”) to the Target Companies for working capital purposes.   To date, the Company has provided the Target Companies with an aggregate of $1,226,000 in Bridge Financing. The secured promissory notes issued by the Target Companies in the Bridge Financing bear interest at 10% per annum and are secured by a perfected security interest in all of the assets of the Target Companies, subject to certain limited exceptions.

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

Results of Operations

Three Month Period ended September 30, 2015 Compared to Three Month Period Ended September 30, 2014.

Revenue and Other Income

We did not generate any revenue for the three months ended September 30, 2015 or 2014. We generated $31,038 in interest income during the three months ended September 30, 2015.

Expenses

Operating expenses, consisting primarily of $137,886 in general and administrative expenses (including professional fees) and $52,108 in interest expense, totaled $189,994 in the three-month period ended March 31, 2015, compared to $175,613 in the three-month period ended September 30, 2015, which consisted of $153,364 in general and administrative expenses (including professional fees) and $22,249 in interest expense.

Net Losses

As a result of the foregoing, we incurred a net loss of $158,956 for the three months ended September 30, 2015, compared to a net loss of $156,693 for the corresponding period ended September 30, 2014.

The following table provides selected financial data about our Company for the period ended September 30, 2015.

Balance Sheet Data:	9/30/2015

Cash	$2,105
Total assets	$1,359,467
Total liabilities	$2,559,441
Shareholders’ equity	$(1,199,973)

Liquidity and Capital Resources

Our cash in the bank at September 30, 2015 was $2,105. Cash provided by financing since inception was $10,000 from the sale of shares to our officer, $24,200 resulting from the sale of our common stock to 46 independent investors, and, through the date hereof, $1,970,000 resulting from the sale of our Investor Notes in the Notes Offering. Although we are raising funds through the financing of the Notes Offering, we have used $1,226,000 of the net proceeds derived from our issuance of the Investors Notes to provide Bridge Financing to the Target Companies for working capital, in accordance with the terms of the LOI. We are using the remainder of the net proceeds of the Notes Offering for general working capital purposes.

We estimate our general and administrative costs will require approximately $475,000 for the remainder of fiscal year ending June 30, 2016, exclusive of any business acquisition or combination costs. We plan to raise the necessary funds through loans from affiliates or others.

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

Subsequent Event

On October 30, 2015, we closed on the offer and sale of an additional $30,000 of our 10% Secured Convertible Promissory Notes to two investors. The Investor Notes were offered and sold as part of the Notes Offering to one accredited investor and one non-U.S. person pursuant to the exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) of, and Regulation D and Regulation S under, the Securities Act. This additional capital is being applied towards our working capital needs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, Frank Terzo, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act as of September 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2015, our disclosure controls and procedures are not effective and are not presently designed at a level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

1.           As of September 30, 2015, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

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

Because of the delay in the closing of the Merger, twenty-three (23) of the Investor Notes in the aggregate principal amount of $1,530,000 have reached their previously amended maturity dates and are now in default. Also, our loans to the Target Companies in the aggregate amount of $1,000,000 became due and payable on May 31, 2015 and are now in default as well. If the purchasers of the Investor Notes in default do not agree to extend the maturity dates on those notes, we will not be able to repay those notes without raising additional capital, which capital might not be available to us. As a result, we might be forced to exercise our rights under our security agreement with the Target Companies to take possession of the Target Companies collateral (as that term is defined in the security agreement). In any case, we might not be able to repay the purchasers of the defaulted Investor Notes in full or at all. Such an outcome would have an extremely deleterious impact on our business.

There have been no other material changes to the risk factors previously discussed in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between May 21, 2014 and August 28, 2015, we held multiple closings of our Notes Offering in which we sold an aggregate of $1,970,000 in principal amount of our 10% Secured Convertible Promissory Notes to a total of twenty three (24) investors. The Investor Notes were offered and sold in the Notes Offering to a limited number of non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act, provided by Section 4(a)(2) thereof, and Regulation S thereunder.

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

On October 27, 2015, we entered into a business advisory services agreement with EGM Firm Inc. (“EGM”) pursuant to which in exchange for the provision of certain business development services we agreed to pay a cash fee of $15,000 and to issue to EGM 10,000 restricted shares of our common stock upon the signing of the agreement. We have not yet issued these shares to EGM. This issuance is exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities

Because of the delay in the closing of the Merger, twenty-three (23) of the Investor Notes in the aggregate principal amount of $1,530,000 have reached their maturity dates (some of which were previously extended) and are now due and payable in full along with accrued and unpaid interest. Because these Investor Notes are now in default, the interest rate on the Investor Notes has begun to accrue at an annual rate of 12% from the date of default. The Company is in the process of asking the purchasers of these Investor Notes to agree to extend the maturity dates on these Investor Noes to a date after the currently projected closing date of the Merger (on or about October 31, 2015), but there can be no assurance that any of these purchasers will agree to such an extension. If one or more of the purchasers of the Investor Notes demands payment of the principal and accrued interest on his defaulted Investor Note, we might not be able to meet such demand.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

The following exhibits are included as part of this report:

Exhibit No.	Description
10.1	Professional Relations and Consulting Agreement dated July 6, 2015 by and between the Registrant and Acorn Management Partners, LLC (1)

10.2	Investor Relations Service Agreement dated September 4, 2015 by and between the Registrant and Hilton Advisory Group, Inc. (2)

10.3*	Engagement letter dated October 27, 2015 by and between the Registrant and EGM Firm Inc.

31.1/31.2	Certification of the Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2**	Certification of the Chief Executive and Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*	Attached hereto.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

(1)	Incorporated by reference to Exhibit 10.9 in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC (SEC File Number 000-54118) on October 13, 2015.

(2)	Incorporated by reference to Exhibit 10.10 in the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC (SEC File Number 000-54118) on October 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 2015.

Urban Hydroponics, Inc.

/s/ Frank Terzo

By: Frank Terzo
(Principal Executive Officer)

